Form 10QSB
period 2000-09-30
INDIAN RIVER BANKING COMPANY
filed 2000-11-16
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                       OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    ---------------


                        Commission File Number 333-36688

                          Indian River Banking Company
             (Exact name of registrant as specified in its charter)

          Florida                                      59-2931518
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

   958 20th Place, Vero Beach, Florida                   32960
(Address of principal executive offices)               (Zip Code)

                                  561.569.9200
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of November 10, 2000, the registrant had 1,604,287 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes     No X
                                                  ----   ----
                                       1

Item 1 - Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,        December 31,
ASSETS                                                                     2000                 1999
-----------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)             (Note)

Cash and due from banks                                                  $   8,415,825       $   6,714,850
Federal funds sold                                                             172,000                  --
Securities available for sale                                              103,646,168          81,416,332
Securities held to maturity                                                 11,811,448           7,071,969
Other securities                                                             1,672,050             798,350
Loans, net                                                                 191,347,469         166,644,658
Bank premises and equipment, net                                             3,906,333           4,315,942
Accrued interest receivable                                                  2,576,285           2,260,455
Other assets                                                                 2,447,382           2,013,056
                                                                      ------------------------------------
              TOTAL ASSETS                                               $ 325,994,960       $ 271,235,612
                                                                      ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Noninterest-bearing demand deposits                                   $  35,733,073       $  32,142,461
   Interest-bearing deposits:
       NOW and money market                                                 28,472,995          28,636,282
       Savings                                                              63,589,659          73,065,351
       Time deposits                                                       144,987,313         105,001,857
                                                                      ------------------------------------
              TOTAL DEPOSITS                                               272,783,040         238,845,951
Other liabilities                                                            1,218,400             724,533
Other borrowings                                                            36,366,308          18,073,953
                                                                      ------------------------------------
              TOTAL LIABILITIES                                            310,367,748         257,644,437
                                                                      ------------------------------------
Stockholders' Equity
   Preferred stock                                                                  --                  --
   Common stock                                                              1,396,459             633,666
   Capital surplus                                                           9,328,478           8,685,986
   Retained earnings                                                         6,477,472           5,875,727
   Accumulated other comprehensive loss                                     (1,575,197)         (1,604,204)
                                                                      ------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                    15,627,212          13,591,175
                                                                      ------------------------------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     $ 325,994,960       $ 271,235,612
                                                                      ====================================

Note - The December 31, 1999 consolidated balance sheet was derived from audited financial statements as of that date.

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                              2000        1999
----------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                             $    4,121,353  $ 3,398,113
   Investment securities and due from banks                                 2,129,975    1,060,487
   Federal funds sold                                                           3,850       83,168
                                                                       -----------------------------
                                                                            6,255,178    4,541,768
                                                                       -----------------------------
Interest expense:
   Deposits                                                                 2,846,048    1,882,614
   Other                                                                      552,405      181,548
                                                                       -----------------------------
                                                                            3,398,453    2,064,162
                                                                       -----------------------------
              NET INTEREST INCOME                                           2,856,725    2,477,606
Provision for loan losses                                                     165,000      180,000
                                                                       -----------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,691,725    2,297,606
                                                                       -----------------------------

Other income:
   Service charges and fees                                                   336,041      296,964
   Gain on sale of securities                                                       0       76,340
   Gain on sale of loans                                                      167,477      210,233
   Other                                                                      119,458      109,753
                                                                       -----------------------------
                                                                              622,976      693,290
                                                                       -----------------------------
Other expense:
   Salaries and benefits                                                    1,146,174    1,014,854
   Occupancy and equipment                                                    362,492      330,345
   Other                                                                      835,335      698,619
                                                                       -----------------------------
                                                                            2,344,001    2,043,818
                                                                       -----------------------------
              INCOME BEFORE INCOME TAXES                                      970,700      947,078
Provision for income taxes                                                    342,299      342,625
                                                                       -----------------------------
              NET INCOME                                               $      628,401  $   604,453
                                                                       =============================

Basic earnings per share                                               $         0.45  $      0.43
                                                                       =============================

Diluted earnings per share                                             $         0.44  $      0.43
                                                                       =============================

See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                                    2000              1999
--------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                                    $   11,644,840     $  9,842,905
   Investment securities and due from banks                                        5,889,472        3,083,505
   Federal funds sold                                                                 11,097          108,613
                                                                              --------------------------------
                                                                                  17,545,409       13,035,023
                                                                              --------------------------------
Interest expense:
   Deposits                                                                        7,675,894        5,217,091
   Other                                                                           1,339,777          505,725
                                                                              --------------------------------
                                                                                   9,015,671        5,722,816
                                                                              --------------------------------
              NET INTEREST INCOME                                                  8,529,738        7,312,207
Provision for loan losses                                                            495,000          470,000
                                                                              --------------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  8,034,738        6,842,207
                                                                              --------------------------------
Other income:
   Service charges and fees                                                          962,722          782,557
   Gain on sale of securities                                                              0           76,340
   Gain on sale of loans                                                             479,504          414,749
   Other                                                                             413,824          336,564
                                                                              --------------------------------
                                                                                   1,856,050        1,610,210
                                                                              --------------------------------
Other expense:
   Salaries and benefits                                                           3,417,870        3,123,632
   Occupancy and equipment                                                         1,140,950          932,701
   Other                                                                           2,279,994        1,969,810
                                                                              --------------------------------
                                                                                   6,838,814        6,026,143
                                                                              --------------------------------
              INCOME BEFORE INCOME TAXES                                           3,051,974        2,426,274

Provision for income taxes                                                         1,080,244          881,866
                                                                              --------------------------------
              NET INCOME                                                      $    1,971,730     $  1,544,408
                                                                              ================================

Basic earnings per share                                                      $         1.41     $       1.11
                                                                              ================================

Diluted earnings per share                                                    $         1.37     $       1.10
                                                                              ================================

See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                             2000              1999
                                                                                       -----------------------------------
Net income                                                                                 $    628,401      $    604,453
Other comprehensive income, net of tax:
    Unrealized gain (loss) on investments  available-for-sale arising during the period, net of taxes of $302,029 and $(243,248) in 2000 and
        1999, respectively                                                                      536,942          (432,441)
                                                                                       -----------------------------------
Comprehensive income                                                                       $  1,165,343       $   172,012
                                                                                       ===================================

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                       -----------------------------------
                                                                                             2000              1999
                                                                                       -----------------------------------
Net income                                                                                 $  1,971,730      $   1,544,408
Other comprehensive income, net of tax:
    Unrealized gain (loss) on investments  available-for-sale arising during the period, net of taxes of $16,318 and $(717,892) in 2000 and
        1999, respectively                                                                       29,007       (1,276,252)
                                                                                       -----------------------------------
Comprehensive income                                                                       $  2,000,737      $   268,156
                                                                                       ===================================

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                                                  Accumulated
                                       Common Stock                                                  Other            Total
                                 ------------------------------    Capital         Retained      Comprehensive    Stockholders'
                                     Shares        Amount          Surplus         Earnings      Income (Loss)        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999              576,124    $    576,124     $  7,365,731    $  5,251,216   $    590,642      $  13,783,713
   10% stock dividend                  57,428          57,428        1,316,250      (1,373,678)            --
   Fractional shares                       --              --               --          (4,411)            --             (4,411)
   Shares issued                          114             114            4,005              --             --              4,119
   Net income                              --              --               --       1,544,408             --          1,544,408
   Other comprehensive income,
      Unrealized loss on
      securities, net of tax               --              --               --              --     (1,276,252)        (1,276,252)
                                 -------------------------------------------------------------------------------------------------
Balance, September 30, 1999           633,666    $    633,666     $  8,685,986 $     5,417,535   $   (685,610)     $  14,051,577
                                 =================================================================================================

Balance, January 1, 2000              633,666    $    633,666     $ 8,685,986     $  5,875,727   $ (1,604,204)     $  13,591,175
   10% stock dividend                  63,199          63,199       1,303,163       (1,366,362)           --
   Fractional shares                       --              --              --           (3,623)           --              (3,623)
   Shares issued                        2,729           2,729          36,194               --            --              38,923
   2 for 1 stock split                696,865         696,865        (696,865)              --            --
   Net income                              --              --              --        1,971,730            --           1,971,730
   Other comprehensive income,
      Unrealized gain on
      securities, net of tax               --              --              --               --        29,007              29,007
                                 -------------------------------------------------------------------------------------------------
Balance, September 30, 2000         1,396,459    $  1,396,459     $ 9,328,478     $  6,477,472  $ (1,575,197)      $  15,627,212
                                 =================================================================================================


See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                        2000             1999
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                       $    1,971,730   $     1,544,408
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                        615,079           549,409
      Provision for loan losses                                            495,000           470,000
      Decrease in loans held for sale                                       85,000         1,629,000
      Increase in other assets                                            (750,156)         (988,032)
      Increase in other liabilities                                        493,867           305,284
                                                                    ---------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,910,520         3,510,069
                                                                    ---------------------------------
Cash Flows From Investing Activities
   Cash flows from securities, net                                     (27,898,557)      (18,278,895)
   Loan originations and principal collections on loans, net           (25,282,811)      (16,095,082)
   Sale of vacant land                                                     230,000                 0
   Purchases of premises and equipment                                    (350,921)         (210,515)
   Fed funds sold                                                         (172,000)         9,225,000
                                                                    ---------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                    (53,474,289)      (25,359,492)
                                                                    ---------------------------------
Cash Flows From Financing Activities
   Net increase in deposits                                             33,937,089        23,974,787
   Increase (decrease) in other borrowings, net                         18,292,355        (2,854,654)
   Stock options exercised                                                  38,923             4,119
   Cash paid for fractional shares                                          (3,623)           (4,411)
                                                                    ---------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                 52,264,744        21,119,841
                                                                    ---------------------------------
              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,700,975          (729,582)
Cash and cash equivalents:
   Beginning                                                             6,714,850         7,903,994
                                                                    ---------------------------------
   Ending                                                           $    8,415,825    $    7,174,412
                                                                    =================================

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Indian River Banking Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year.

The accompanying consolidated financial statements include the accounts of Indian River Banking Company and its wholly-owned subsidiary, Indian River National Bank, a federally-chartered independent community bank, collectively referred to as the "Bank". All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold.

NOTE 2.     INVESTMENT SECURITIES

The amortized cost and fair values of securities held to maturity are summarized as follows.

                                                                        September 30, 2000
                                                                    Estimated        Estimated       Estimated
                                                   Amortized        Unrealized      Unrealized         Market
                                                      Cost            Gains           Losses           Value
                                                -------------------------------------------------------------------
State, county and municipal securities            $  2,025,074     $    2,971       $  (3,798)      $  2,024,247
Mortgage-backed securities                           9,786,374         36,182              --          9,822,556
                                                -------------------------------------------------------------------
                                                  $ 11,811,448     $   39,153       $  (3,798)      $ 11,846,803
                                                ===================================================================

                                                                        December 31, 1999
                                                                    Estimated        Estimated       Estimated
                                                   Amortized        Unrealized      Unrealized         Market
                                                      Cost            Gains           Losses           Value
                                                -------------------------------------------------------------------
State, county and municipal securities            $   2,025,343    $   7,074        $ (14,385)      $  2,018,032
Mortgage-backed securities                            5,046,626      174,338               --          5,220,964
                                                -------------------------------------------------------------------
                                                  $   7,071,969    $ 181,412        $ (14,385) $       7,238,996
                                                ===================================================================

Securities available-for-sale: The amortized cost and fair values of securities available-for-sale are summarized as follows:

                                                                         September 30, 2000
                                                ---------------------------------------------------------------------
                                                                     Estimated        Estimated        Estimated
                                                    Amortized       Unrealized       Unrealized          Market
                                                      Cost             Gains           Losses            Value
                                                ---------------------------------------------------------------------
U.S. Government corporations
   and agencies                                    $   88,254,790    $   82,675    $  (2,492,822)     $ 85,844,643
Corporate securities                                   10,233,144        15,733          (74,416)       10,174,461
Mortgage-backed securities                              7,619,480        40,756          (33,172)        7,627,064
                                                ---------------------------------------------------------------------
                                                   $  106,107,414    $  139,164    $  (2,600,410)     $103,646,168
                                                =====================================================================

                                                                        December 31, 1999
                                                -------------------------------------------------------------------
                                                                    Estimated        Estimated       Estimated
                                                   Amortized        Unrealized      Unrealized         Market
                                                      Cost            Gains           Losses           Value
U.S. Government corporations
   and agencies                                  $   67,210,032   $       --     $   (2,357,623)   $   64,852,409
Corporate securities                                 10,221,581           --           (128,534)       10,093,047
Mortgage-backed securities                            6,491,287       11,975            (32,386)        6,470,876
                                                -------------------------------------------------------------------
                                                 $   83,922,900   $   11,975     $   (2,518,543)   $   81,416,332
                                                ===================================================================

NOTE 3.  LOANS

The  composition  of  net  loans  is  as  follows  at   September  30, 2000 and
December 31, 1999:

                                                                 2000             1999
                                                           ------------------------------------
Real estate:
   Construction and land development                       $   9,179,811       $   8,626,234
   Farmland                                                    2,814,624           3,145,918
   One to four family residential                             86,326,751          68,430,840
   Multifamily residential                                     1,130,237           1,766,216
   Nonfamily, nonresidential                                  62,397,132          55,104,420
Agriculture                                                    2,609,213           1,706,865
Commercial and industrial                                     11,308,343          12,307,814
Consumer                                                      15,448,157          15,091,479
Other                                                          2,477,843           2,370,221
                                                           ----------------------------------
                                                             193,692,111         168,550,007

Deduct:
     Less Allowance for loan losses                            2,338,973           1,904,417
     Unearned discount and loan fees                               5,669                 932
                                                           ----------------------------------
Loans, net                                                 $ 191,347,469       $ 166,644,658
                                                           ==================================

NOTE 4.     ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained to provide for estimated losses in the loan portfolio that have been incurred as of the balance sheet date. In establishing the allowance management (1) makes specific allocations for certain non-performing loans based on management's estimates of collateral shortfall,
(2) applies loss factor percentages to the balances of identified loans in each category of problem and past due loans and (3) applies loss factor percentages to balances of performing loans in each category of loans. Loss factor percentages are determined taking into consideration the risk characteristics of the loan portfolio, past charge-off experience of the Bank and its peer group, general economic conditions and other factors that warrant current recognition. While management uses the best information available to make its evaluation, the allowance could change materially within the next year if there are significant changes in economic conditions.

Activity in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 is as follows:

                                                      2000              1999
                                                -----------------------------------
Balance, beginning                               $    1,904,417      $ 1,510,272
Provision for loan losses                               495,000          470,000
Loans charged off                                       (92,060)        (175,543)
Recoveries of amounts charged off                        31,616           41,949
                                                -----------------------------------
Balance, ending                                  $    2,338,973      $ 1,846,678
                                                ===================================

NOTE 5.     EARNINGS PER SHARE

Basic earnings per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding, adjusted for stock dividends and splits occurring subsequent to year end (the denominator). Diluted earnings per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

Following is information about the computation of the earnings per share data for the three months and nine months ended September 30, 2000 and 1999 respectively (after adjusting for 10% stock dividends in 2000 and 1999 and a 2 for 1 stock split effected durig the nine months ended September 30, 2000):

                                                                                    Common           Per-Share
                                                              Net Earnings          Shares            Amounts
                                                            -----------------------------------------------------
Three Months Ended September 30, 2000:
   Basic earnings per share, income available to
      common stockholders                                      $   628,401          1,396,459       $     0.45
                                                                                                   ==============
      Effect of dilutive securities, options                                           40,132
                                                            ---------------------------------------
   Diluted earnings per share                                  $   628,401          1,436,591  $          0.44
                                                            =====================================================

                                                                                    Common           Per-Share
                                                              Net Earnings          Shares            Amounts
                                                            -----------------------------------------------------
Three Months Ended September 30, 1999:
   Basic earnings per share, income available to
      common stockholders                                      $   604,453         1,393,730        $     0.43
                                                                                                 ================
      Effect of dilutive securities, options                                          11,798
                                                            -------------------------------------
   Diluted earnings per share                                  $   604,453         1,405,528        $     0.43
                                                            =====================================================

                                                                                    Common           Per-Share
                                                              Net Earnings          Shares            Amounts
                                                            -------------------------------------------------------
Nine Months Ended September 30, 2000:
   Basic earnings per share, income available to
      common stockholders                                     $   1,971,730        1,395,156        $     1.41
                                                                                                   ================
      Effect of dilutive securities, options                                          39,572
                                                            ---------------------------------------
   Diluted earnings per share                                 $   1,971,730         1,434,728       $     1.37
                                                            =======================================================

                                                                                   Common           Per-Share
                                                              Net Earnings         Shares            Amounts
                                                           --------------------------------------------------------
Nine Months Ended September 30, 1999:
   Basic earnings per share, income available to
      common stockholders                                     $   1,544,408         1,393,616       $     1.11
                                                                                                ===================
      Effect of dilutive securities, options                                           11,678
                                                           -------------------------------------
   Diluted earnings per share                                 $   1,544,408         1,405,294       $     1.10
                                                           ========================================================

NOTE 6.     OTHER BORROWINGS

Other borrowings consists of the following at September 30, 2000 and December 31, 1999.

                                                                                    2000             1999
                                                                             ---------------------------------
Outstanding balance under $4,000,000 line of credit, interest at
   30-day LIBOR plus 135 basis points (8.02% at September 30, 2000)            $  3,220,381      $   1,845,381
Advances under line of credit with Federal Home Loan Bank:
   Overnight advance, interest payable monthly at a rate that adjusts
      daily                                                                       8,650,000          4,500,000
   Advance, interest payable monthly at a fixed rate of 6.44%, with equal semiannual principal payments of $142,857
      through September 2004                                                      1,142,857          1,428,572
   Convertible advance due March 2008, interest payable quarterly
      at a fixed rate of 5.51%.                                                   2,000,000          2,000,000
   Advance due December 2000, interest payable monthly at an
      adjustable rate, 6.63% at September 30, 2000                                5,000,000          5,000,000
   Advance due May 2001, interest payable monthly at an
      adjustable rate, 6.63% at September 30, 2000                                5,000,000                 --
Overnight federal funds and repurchase agreements payable                        11,353,070          3,300,000
                                                                             ----------------------------------
                                                                               $ 36,366,308      $  18,073,953
                                                                             ==================================

Item 2 - Management's Discussion and Analysis

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "Indian River expects," "Indian River believes" "Indian River anticipates" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Indian River, changing trends in customer profiles and changes in laws and regulations applicable to Indian River . Although Indian River believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Indian River will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Indian River is a one-bank holding company for Indian River Bank and is headquartered in Vero Beach, Florida. Indian River Bank is a growing community bank serving individuals and small to medium sized businesses with special focus on real estate related lending and the professional community. The Bank operates four branches in Indian River County and two branches in Brevard County. The
Bank offers deposit accounts and associated services to businesses and individuals and makes loans and invests in qualified securities. In addition, the Bank's income includes fees on deposit accounts and loans.

Financial Condition

Total Assets

     Indian River's total assets were $326.0 million at September 30, 2000, a 20.21% increase from $271.2 million at December 31, 1999.

Loans Receivable

     Loans were $193.7 million at September 30, 2000, a 14.92% increase $25.1 million) from December 31, 1999. Indian River experienced increases in categories of construction and land development ($553.6 thousand or 6.42%) one to four family residential ($17.9 million, or 26.17%, non-family residential ($7.3 million, or 13.23%, agriculture ($902.3 thousand, or 52.86%), consumer loans ($356.7 thousand, or 2.36%), and other loans ($102.9 thousand, or 4.34%). There were also several loan categories that experienced decreases, farmland ($331.3 thousand, or 10.53%), multi-family residential ($636.0 thousand, or 36.0%), and commercial and industrial ($1.0 million, or 8.13%).

Deposits

     Indian River's deposits increased $33.9 million, or 14.20% from $238.8 million at December 31, 1999 to $272.8 million at September 30, 2000. Increases occurred in time deposits ($39.9 million, or 38.0%), and demand deposits $3.6 million or 11.17%). These increases were offset by decreases in NOW and money market accounts ($163.3 thousand, or 0.57%), and savings accounts $9.5 million, or 13.10%) as compared to December 31, 1999.

Shareholders' Equity

     Shareholders' equity increased by $2.0 million, or 14.98% due primarily to earnings for the first nine months of 2000.

Results of Operations

For The Nine Month Periods Ended September 30, 2000 And 1999

Net Income

     For the first nine months of 2000, Indian River recorded net income of $2.0 million. This was $427,322 more than the $1.5 million in net income recorded for the first nine months of 1999. Basic earnings per share increased $0.30 during the nine months ended September 30, 2000, to $1.41, as compared to $1.11 per share during the comparable period of 1999 (as adjusted to reflect the 10% stock dividend and two-for-one stock split paid in 2000). Diluted earnings per share increased $0.27 to $1.37 during the first nine months of 2000, as compared to the same period in 1999.

     Net interest income increased $1.2 million, or 16.65%, for the first nine months of 2000 compared to the same period in 1999. This increase in net interest income was complimented by an increase in other income of $245.8 thousand, or 15.27%, an increase in the provision for loan losses of $25,000 or 5.32%, an increase in other expenses of $812.7 thousand, or 13.49%, and an increase in taxes on income of $198.4 thousand, or 22.50%.

Net Interest Income

     Net interest income increased to $8.5 million for the first nine months of 2000 from $7.3 million for the same period in 1999 as the $4.5 million, or 34.62% increase in interest income was only partially offset by a $3.3 million, or 57.54% increase in interest expense. Yields on Indian River's interest-earning assets increased by 13 basis points, and the rates paid on Indian River's interest-bearing liabilities increased by basis points, resulting in a reduction in the interest rate spread to 3.17% for the first nine months of 2000 from 3.72% for the first nine months of 1999. Net interest margin also declined to 3.84% from 4.41%. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 116.1% for the first nine months of 2000 from 118.6% for the first nine months of 1999.

     Total interest income for the first nine months of 2000 was $17.5 million, a 34.62% increase from $13.0 million during the same period in 1999. The principal factor in the increase of interest income was the $72.0 million increase in average interest-earning assets. Indian River's average loans increased $25.7 million, or 16.9%, and the related yield increased to 8.73% for the first nine months of 2000 from 8.65% in 1999. During the same period, average investment securities increased $48.9 million, or 78.8%, and the related yield increased to 7.12% from 6.67%.

     Total interest expense for the first nine months of 2000 was $9.0 million, an increase of 57.54% from $5.7 million for the same period in 1999. The increase in total expense can be attributed to increases in the rates paid on average interest-bearing liabilities, which increased to 4.83% from 4.19% and in the average balances outstanding of interest-bearing liabilities. During the same period, average interest-bearing liabilities increased $66.0 million, or 36.01%. Rates paid on deposits increased for all categories.

Other Income

     Other income increased by $245.8 thousand for the first nine months of 2000 compared to the same period of 1999. This increase was due primarily to a $180,165 increase in service charges and fees.

Other Expenses

     Indian River's other expenses increased $812,671 for the first nine months of 2000 compared to the same period in 1999. This increase was primarily the result of a $208,249 increase in occupancy expense, a $294,238 increase in salaries and employee benefits, and a $310,154 increase in other expenses. The increased occupancy expense is due primarily to the opening of the Gateway office in late 1999, remodeling of older facilities, and using a service bureau to support deposit operations. The increase in salaries and benefits is primarily due to staff at the Gateway office, increased staff in Brevard County, and a restructured bonus program. The increase in other expenses is primarily due to the write-off of software cost upon conversion to a service bureau system.

Provision for Loan Losses

     Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information. At September 30, 2000, total nonperforming loans were $133 thousand, or 0.07% of total loans, compared to $106 thousand, or 0.07% of total loans at December 31, 1999.

     The following table allocates the allowance for loan losses by loan category. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                           September 30, 2000         December 31, 1999
                                        Amount          %             Amount     %
Commercial, Agricultural              $      327            7.3%     $      66      8.3%
Real estate construction                      98            4.7             39      5.2
Real estate mortgage                       1,602           78.8          1,400     76.1
Consumer, other                              312            9.2            399     10.4

Total Allowance for loan losses            2,339            100          1,904      100

     Non-Performing assets. Indian River Bank's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $184 thousand at September 30, 2000 compared to $106 thousand at December 31, 1999. The percentage of non-performing assets to total assets increased to 0.06% at September 30, 2000 from 0.04% at December 31, 1999.

     Non-performing assets at September 30, 2000 consisted of non-accrual loans in the amount of $14,000, loans past due over 90 days of $119,000, and OREO of $51,000.

     Indian River experienced losses on the OREO of $6,500 and a $15,000 write-down on substandard loans in October of 2000. Indian River anticipates no further write-downs of Classified loans or OREO at this time. At September 30, 2000, there were no loans which were currently performing as to which information known to management caused it to believe that the borrower would be unable to comply with the current loan repayment terms in the future.

Taxes on Income

     Indian River's tax expense was $1.1 million for the first nine months of 2000 and $882 thousand for the same period in 1999.

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Net Income

     For the third quarter of 2000, Indian River recorded net income of $628.4 thousand. This was $23,948 more than the $604.5 thousand in net income recorded for the third quarter of 1999. Average shares outstanding were 1,396,459 for the third quarter of 2000 and 1,393,730 for the third quarter of 1999, as adjusted for stock splits and stock dividends through September 30, 2000. Basic and diluted earnings per share increased to $0.45 and $0.44 per share for the third quarter of 2000 from $0.43 and $0.43 per share for the same period in 1999, respectively.

     Net interest income increased $379,119, or 15.30% for the third quarter of 2000 compared to the same period in 1999. This increase in net interest income, as well as a $15,000, or 8.33%, reduction in provision expense and a $326 reduction in taxes on income, was partially offset by a decrease of $70,314, or 10.14%, in other income and a $300,183, or 14.69%, increase in other expenses.

Net Interest Income

     Net interest income increased to $2.9 million for the third quarter of 2000 from $2.5 million for the same period in 1999 as the $1.7 million, or 37.73%, increase in interest income was only partially offset by a $1.3 million, or 64.64%, increase in interest expense. Yields on Indian River's interest-earning assets increased by basis points, and the rates paid on Indian River's interest-bearing liabilities increased by 87 basis points, resulting in reduction in the interest rate spread to 2.96% for the third quarter of 2000 from 3.58% for the third quarter of 1999. Net interest margin also declined to 3.63% from 4.20%. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 115.1% for the third quarter of 2000 from 117.3% for the third quarter of 1999.

     Total interest income for the third quarter of 2000 was $6.3 million, a 37.73% increase from $4.5 million during the same period in 1999. The principal factor in the increase of interest income was the $77.1 million increase in average interest-earning assets. Indian River's average loans increased $29.2 million, or 15.70%, and the related yield increased to 8.63% for the third quarter of 2000 from in 1999. During the same period, average investment securities increased $54.1 million, or 84.4%, and the related yield increased to 7.15% from 6.57%.

     Total interest expense for the third quarter of 2000 was $3.4 million, an increase of 64.64% from $2.1 million for the same period in 1999. The increase in total interest expense can be attributed to increases in the rates paid on average interest-bearing liabilities, which increased to 5.09% from 4.22%, and in the average balances outstanding of interest-bearing liabilities. During the same period, average interest-bearing liabilities increased $70.8 million, or 36.47%. Rates paid on deposits increased for all categories other than savings deposits.

Other Income

     Other income decreased by $70,314 for the third quarter of 2000 compared to the same period of 1999. This decrease was due primarily to a $76,340 gain on the sale of securities in the third quarter of 1999. No securities were sold in the same period of 2000. An increase of $39,077 in service charges and fees was offset by a decrease of $42,756 in gains on the sale of loans.

Other Expenses

     Indian River's other expenses increased $300,183 for the third quarter of 2000 compared to the same period in 1999. This increase was primarily the result of a $32,147 increase in occupancy expense, a $131,320 increase in salaries and employee benefits, and a $136,716 increase in other expenses. The increased occupancy expense is due primarily to the opening of the Gateway office in late 1999, remodeling of older facilities, and using a service bureau to support deposit operations. The increase in salaries and benefits is primarily due to staff at the Gateway office, increased staff in Brevard County, and a restructured bonus program. The increase in other expense is primarily due to increased supply expense as a result of an increasing customer base and costs associated with the conversion to a service bureau system.

Taxes on Income

     Indian River's tax expense was $342.3 thousand for the third quarter of 2000 and $342.6 thousand for the same period in 1999.

Liquidity

     Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds, and obligations of the U.S. Government, its agencies and sponsored entities available for sale, of $103.8 million at September 30, 2000, reflected an increase of $33.2 million from September 30, 1999, or 46%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At September 30, 2000, Indian River had a $23 million line of credit available at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has a $42 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance on this line increased to $8.6 million as of September 30, 2000. This line may be utilized as a supplementary source of funding growth for the Bank. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

     Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2000, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 9.49%, a Tier 1risk-based capital ratio of 8.35%, and a leverage ratio of 5.41%. As of September 30, 2000, Indian River Bank met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

Capital Resources

     In the first nine months of 2000, total shareholders' equity increased $2.0 million, or 14.98%, as a result of earnings and a decrease in accumulated other comprehensive loss. Earnings contributed $2.0 million to shareholders' equity this nine-month period. Accumulated other comprehensive losses contributed $29,007 to shareholders' equity during this nine month period.

     As of October 16, 2000, Indian River completed a stock offering of $25 per share, which resulted in 207,828 new shares of stock and proceeds of $5.2 million. The proceeds where deployed as follows:

     Issuance Cost                            $  121,739
     Debt Liquidations                        $3,232,788
     Contribution to Capital of
       Indian River Bank                      $1,800,000

Effects of Inflation

     The unaudited consolidated financial statements and related unaudited financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

     None.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Use of Proceeds. On July 27, 2000, Indian River's registration statement on Form SB-2 (No. 333-36688) relating to its initial registered offering of common stock, $1.00 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. The offering related to an aggregate of 300,000 shares of common stock, at an offering price of $25 per share, or $7,500,000 in the aggregate. On October 16, 2000, the offering was terminated following the sale of 207,828 shares of common stock, for aggregate gross proceeds of $5,195,700. Expenses of the offering were $121,739, resulting in net proceeds of the offering of $5,073,961. No person or entity underwrote the Company's offering, which was made through the efforts of the directors and executive officers of Indian River.

     As of the date hereof, substantially all of the net proceeds of the offering have been applied. The purposes to which such proceeds have been applied of the offering have been applied as follows:

   Contribution to capital of Indian River Bank              $1,800,000
   Repayment of principal balance of line of credit
     with correspondent bank                                 $3,232,788
                                                             ----------
                     Total                                   $5,032,788
                                                             ==========

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (11) Statement Re: Computation of Per Share Earnings

              Please refer to Note 5 to the Condensed Consolidated Financial Statements

         (27) Financial Data Schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INDIAN RIVER BANKING COMPANY
                                       (Registrant)


November 16, 2000                      By: William A. High
                                           ------------------------------------
                                           William A. High, President and Chief
                                           Executive Officer


November 16, 2000                      By: Charles A. Bradley
                                           ------------------------------------
                                           Charles A.  Bradley,  Vice President,
                                           Treasurer   and    Chief    Financial
                                           Officer  (Principal   Accounting  and
                                           Financial Officer