Form 10KSB
period 2000-12-31
INDIAN RIVER BANKING COMPANY
filed 2001-04-12
CIK 846382

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         |X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2000

         |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to ________________

Commission file number: 333-36688

                          Indian River Banking Company
                 (Name of Small Business Issuer in its Charter)


              Florida                                   59-2931518
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                    958 20th Place, Vero Beach, Florida 32960
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number: 561.569.9200

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|  No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended December 31, 2000 were approximately $26,560,741.

The aggregate market value of the outstanding common stock held by nonaffiliates as of March 15, 2001 was approximately $31,689,548.

As of March 15, 2001, the number of outstanding shares of the common stock, $1.00 par value, of Indian River Banking Company was 1,764,500.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Indian River Banking Company ("Indian River") was incorporated under the laws of the State of Florida in January 1989 to be the holding company for Indian River National Bank ("Indian River Bank"), and acquired all of the shares of Indian River Bank in April 1989. Indian River Bank, a national banking association, is Indian River's sole subsidiary. Indian River Bank commenced operations in March 1985, and currently operates out of its main office and five branch offices. Indian River Bank seeks to provide a high level of personal service and a sophisticated menu of products to individuals and to small and medium sized businesses. While Indian River Bank offers a full range of services to a wide array of depositors and borrowers, it has chosen the small and medium sized businesses, professionals and individual retail customers as its primary target market. Indian River Bank believes that as financial institutions grow and are merged with or acquired by larger institutions with headquarters that are far away from the local customer base, the local business and individual is further removed from the point of decision making. Indian River Bank attempts to place the customer contact and the ultimate decision on products and credits as close together as possible.

         Indian River has elected to become a "financial holding company" under the Gramm Leach Bliley Act and the regulations promulgated under that act. As a financial holding company, Indian River is to engage in activities which law, regulation or order determines are financial in nature, or which are incidental or complementary to those activities. While we have not commenced any activities which are financial in nature, we expect that Indian River will explore engaging in insurance agency and title insurance agency activities. Currently, there are no definitive plans or agreements regarding Indian River's plans in these activities or other activities which are financial in nature. We cannot be sure that we will engage in these insurance activities or other financial activities, or that we will be successful or profitable in these activities.

LENDING ACTIVITIES

         Indian River Bank offers a full spectrum of lending services to its customers, including commercial loans, lines of credit, residential mortgages, home equity loans, personal loans, auto loans and financing arrangements for personal equipment and business equipment. Loan terms, including interest rates, loan to value ratios, and maturities, are tailored as much as possible to meet the needs of the borrower. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk.

         The primary factors taken into consideration by Indian River Bank when considering loan requests are the cash flow and financial condition of the borrower, the value of the underlying collateral, if any, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower's place of business. The bank has implemented a comprehensive loan policy and procedures manual to provide its loan officers with term, collateral, loan-to-value and pricing guidelines. The policy manual and sound credit analysis, together with thorough review by the Asset-Liability Committee, have resulted in a profitable loan portfolio, with minimal non-performing assets.

         Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

         At December 31, 2000, Indian River Bank's statutory lending limit to any single borrower was $3.4 million subject to certain exceptions provided under applicable law. As of December 31, 2000, Indian River Bank's credit exposure to its largest borrower was $2.8 million.

         Commercial Loans. Commercial loans are written for any business purpose, including the financing of plant and equipment, the carrying of accounts receivable, contract administration, and the acquisition and construction of real estate projects. Special attention is paid to the commercial real estate market which is particularly stable and active in the Indian River and Brevard County area. Indian River Bank's commercial loan portfolio reflects a diverse group of borrowers with no concentration in any borrower, or group of borrowers.

         As part of its internal loan review process, Indian River Bank's Asset-Liability Committee, comprised of loan officers and staff, reviews all loans 30-day delinquent, loans on the Watch List, loans rated special mention, substandard, or doubtful, and other loans of concern at least quarterly. Loan reviews are reported to the Audit and Examining Committee with any adversely rated changes specifically mentioned. All other loans with their respective risk ratings are reported monthly to Indian River Bank's Board of Directors. The Audit and Examining Committee coordinates periodic documentation and internal control reviews by outside vendors to complement loan reviews.

         Residential Mortgage and Home Equity Loans. The strong local economy provides for a large and active real estate market for the construction and sale of new residential property and sale of existing housing. Indian River Bank provides financing for the construction and acquisition of residential property throughout its market area. Indian River Bank has availed itself of the services of mortgage brokers and programs offered by the Federal Home Loan Bank of Atlanta in an effort to offer as many long-term and low interest rate mortgage products as possible. In addition, Indian River Bank has developed a competitive home equity line of credit product for the use of its customers. This product offers the customer the ability to use the line of credit flexibility features to manage their own credit needs on an on-going basis. Indian River Bank sells loans which it originates for the secondary market to private investors and government sponsored associations.

         Other Loans. Loans are considered for any worthwhile personal or business purpose on a case-by-case basis, such as the financing of equipment, receivables, contract administration expenses, land acquisition and development, and automobile financing.

INVESTMENT ACTIVITIES

         The investment policy of Indian River Bank is an integral part of its overall asset/liability management program. The purpose of the investment policy is to establish a portfolio which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieving a satisfactory return on the funds invested. Indian River Bank seeks to maximize earnings from its investment portfolio consistent with the safety and liquidity of those investment assets.

         The securities in which Indian River Bank may invest are subject to regulation and, for the most part, are limited to securities which are considered investment grade securities. In addition, Indian River Bank's internal investment policy restricts investments to the following categories:
U.S. Treasury securities; obligations of U.S. government agencies, investment grade obligations of U.S. private corporations, mortgage-backed securities, including securities issued by Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation; and securities of states and political subdivisions, all of which must be considered investment grade by a recognized rating service.

BROKERAGE ACTIVITIES

         Indian River Bank offers brokerage services through FiServe, a third party vendor. Services provided by FiServe include a full line of investment products, including the purchase and sale of mutual funds, annuities, stocks, options, and corporate and government bonds.

         The manager of brokerage services for Indian River Bank is a licensed securities representative and is a dual employee of both FiServe and Indian River Bank. In such capacity, he must comply with all applicable rules and regulations of the FDIC, the SEC and the National Association of Securities Dealers. Fees and commissions earned by the brokerage services department are paid monthly by FiServe directly to Indian River Bank.

         The customer base of the brokerage department is made up of approximately 99% percent individuals, with the remainder consisting of investment clubs and other accounts. As of December 31, 2000, there were approximately 530 open brokerage accounts.

SOURCES OF FUNDS

         Deposits. Deposits obtained through bank offices have traditionally been the principal source of Indian River Bank's funds for use in lending and for other general business purposes. At December 31, 2000 total deposits in the bank amounted to $284.5 million. Certificates of deposit and savings deposits, representing over 75.0% of the deposit base, are Indian River Bank's primary source of deposit funds.

         In order to better serve the needs of its customers, Indian River Bank offers several types of deposit accounts in addition to standard savings, checking, and NOW accounts. Special deposit accounts include low cost Personal Checking and Small Business Checking. Personal checking requires no minimum balance and may have no monthly fee, per check charge, or activity limit. Small Business Checking allows a small business to pay a flat monthly service charge of $15.00, and a $0.15 per check charge, offset by an earnings credit of $0.25 per $100.00 collected balance in the account during the period.

         Borrowing. While Indian River has not traditionally placed significant reliance on borrowings as a source of liquidity, it has established various borrowing arrangements in order to provide management with additional sources of liquidity and funding, thereby increasing flexibility. Management believes that Indian River currently has adequate liquidity available to respond to current liquidity demands.

COMMUNITY REINVESTMENT ACT

         Indian River Bank is committed to serving the banking needs of the entire community, including low and moderate income areas, and is a supporter of the Community Reinvestment Act. There are several ways in which Indian River Bank attempts to fulfill this commitment, including working with economic development agencies, undertaking special projects, and becoming involved with neighborhood outreach programs.

         Indian River Bank has contacts with state and city agencies that assist in the financing of affordable housing developments as well as with groups which promote the economic development of low and moderate income individuals. Indian River Bank has computer software to geographically code all types of accounts to track business development and performance by census tract and to assess market penetration in low and moderate income neighborhoods within the primary service area. Indian River Bank is a registered Small Business Administration lender.

         Indian River encourages its directors and officers to participate in community, civic and charitable organizations. Management and members of the Board of Directors periodically review the various Community Reinvestment Act activities of Indian River Bank, including the advertising program and geocoding of real estate loans by census tract data which specifically focuses on low income neighborhoods, its credit granting process with respect to business prospects generated in these areas, and its involvement with community leaders on a personal level.

COMPETITION

         In attracting deposits and making loans, Indian River Bank encounters competition from other institutions, including larger commercial banking organizations, savings banks, credit unions, other financial institutions and non-bank financial service companies serving Indian River and Brevard counties and adjoining areas. Financial and non-financial institutions not located in the market are also able to reach persons and entities based in the market through mass marketing, the internet, telemarketing, and other means. The principal methods of competition include the level of loan interest rates, interest rates paid on deposits, efforts to obtain deposits, range of services provided and the quality of these services. Our competitors include several major financial companies whose substantially greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. In light of the deregulation of the financial service industry and the absence of interest rate controls on deposits, we anticipate continuing competition from all of these institutions in the future. Additionally, as a result of legislation which reduced restrictions on interstate banking and widened the array of companies that may own banks, Indian River Bank may face additional competition from institutions outside the Florida market and outside the traditional range of bank holding companies which may take advantage of such legislation to acquire or establish banks or branches in Indian River Bank's market. There can be no assurance that we will be able to successfully meet these competitive challenges.

         In addition to offering competitive rates for its banking products and services, our strategy for meeting competition has been to concentrate on specific segments of the market for financial services, particularly small business and individuals, by offering such customers customized and personalized banking services. Although there are other small banks offering personalized banking services in Indian River Bank's primary service area, we believe that Indian River Bank is one of few such banks offering flexible credit accommodations to small businesses.

         We believe that active participation in civic and community affairs is an important factor in building our reputation and, thereby, attracting customers.

EMPLOYEES

         As of March 31, 2000, Indian River Bank had 110 full-time and 3 part-time employees. Indian River has no employees who are not also employees of Indian River Bank. Such employees are not represented by any collective bargaining unit, and we believe our employee relations are good. Indian River Bank maintains a benefit program which includes health and dental insurance, life and long-term disability insurance, and a 401(k) plan for substantially all full-time employees.

SUBSEQUENT EVENT

         On April 4, 2001, Indian River accepted the resignation of its President, Chief Executive Officer and Director, William A. High, and appointed Paul A. Beindorf President and Chief Executive Officer of Indian River and Indian and Indian River Bank. Indian River will take a one time charge of approximately $567,000, or approximately $357,000 after taxes, in respect of payments, in satisfaction of all amounts which may be owing under Mr. High's employment agreement and the termination of options held by Mr. High.

                           SUPERVISION AND REGULATION

INDIAN RIVER

         Indian River is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "Act") and is subject to supervision by the Federal Reserve Board. As a bank holding company, Indian River is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of Indian River and each of its subsidiaries. Indian River has also elected to be treated as a financial holding company.

         The Act requires approval of the Federal Reserve Board for, among other things, the acquisition by a bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control, or substantially all the assets, of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

         Under current law, with certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

         The Gramm Leach Bliley Act allows a bank holding company or other company to certify status as a financial holding company, which allows a company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The Gramm Leach Bliley Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature or incidental or complementary thereto.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on the taking of their stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing, on the condition that: (a) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (b) the customer obtain or provide some additional credit, property or service from or to the company or any other subsidiary of the company; or (c) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

         The Federal Reserve has also adopted capital guidelines for bank holding companies that are substantially the same as the requirements applying to national banks.

INDIAN RIVER BANK

         Indian River Bank is a national banking association. Its deposit accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency and the FDIC. The regulations of these various agencies govern most aspects of Indian River Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing Indian River Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

         Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. The Gramm Leach Bliley Act will allow a wider array of companies to own banks, which could result in companies with resources substantially in excess of Indian River's entering into competition with Indian River and Indian River Bank.

         Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of Indian River Bank's earnings. Thus, the earnings and growth of Indian River Bank will be subject to the influence of economic conditions in general, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on Indian River Bank cannot be predicted.

         Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

         The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching. Florida has enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

         Capital Adequacy Guidelines. The Federal Reserve Board and the OCC have adopted risk-based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

         National banks are expected to meet a minimum ratio of total qualifying capital, defined as the sum of core capital (Tier 1) and supplementary capital (Tier 2), to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital.

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt, intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0%, requiring no risk-based capital, for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the OCC has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which a bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject that bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to
Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. A capital directive is enforceable in the same manner as a final cease-and-desist order.

         Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. A guaranty is limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. A guaranty expires after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital which has been raised and is imminently available for infusion into a bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or
(x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

         Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The executive offices of Indian River and Indian River Bank, and the main office of Indian River Bank are located at 958 20th Place, Vero Beach, Florida, in a 12,000 square foot, two-story masonry building. Indian River owns the building. Indian River owns the buildings which house Indian River Bank's Loan Center and the South Sebastian Branch. The Loan Center is located at 929 21st Street, Vero Beach in a 10,000 square foot masonry building. The Loan Center site also houses a six lane drive through banking facility. The South Sebastian branch is located at 816 US 1, Sebastian, Florida, in a 4,000 square foot brick building, and has one drive through lane.

         Indian River leases the properties housing its remaining branches and the Operations Center. The Roseland Branch, located at 13600 US 1, Unit 14, Sebastian, Florida, in a 2,600 square foot masonry building is leased under a two year lease which terminates in February 2001, and has a current annual rent of $35,387, subject to annual increase based on the consumer price index (the "CPI"). The Plantation branch, located at 6600 20th Street, Vero Beach, Florida, consists of 2,875 square feet in a masonry building and three drive through lanes. The property is occupied under a ten year lease, terminating in 2002, at a current annual rent of $36,078, subject to annual increase based on the CPI, with a maximum increase of 5% annually. Indian River has four three year renewal options. The Palm Bay branch, located at 5240 Babcock Street, NE, Palm Bay, Florida, consists of 5,000 square feet in a masonry building and three drive through lanes. The property is occupied under a three year lease, terminating in October 2003, at a current annual rent of $68,237, subject to annual increase based on the CPI, with a 5% maximum annual increase. Indian River has three three year renewal options. The Gateway Office, located at 1421 Gateway Drive, Melbourne, Florida, is a 2,500 square foot stand alone masonry building with three drive through lanes. The property is occupied under a ten year lease, terminating in 2009, at a current annual rent of $69,626, subject to annual increase based on the CPI with an 8% maximum annual increase. Indian River has two five year renewal options. The Operations Center, located at 3895 39th
Square, is occupied under two leases. The Operations Center consists of approximately 10,300 square feet in a frame building. The aggregate current annual rental is $82,862, subject to annual increase based on the CPI, with a 2% minimum annual increase and a 5% maximum annual increase. The first lease, covering approximately 8,300 square feet, expires in 2002 and is subject to two five year renewal options. The second lease, covering 2,000 square feet is leased under a one year lease, with a one year renewal option.

         During 2000, construction began on the Bank's seventh branch, located at 3300 Murell Road, Rockledge, Brevard County, Florida, will be a 2,500 square foot stand alone masonry building with three drive through lanes. The property will be occupied under a ten year lease with two five year renewal options.

         Management believes the existing facilities are adequate for Indian River's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS.

         Indian River and Indian River Bank are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on Indian River's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There does not currently exist an organized public trading market for shares of Indian River common stock. Trading in the common stock has been sporadic and consists mainly of private trades conducted without brokers. We are aware of a limited number of trades of the common stock since January 1, 1999, at prices ranging from approximately $17.27 to $27.27 per share, as adjusted for the 10% stock dividends paid in January 1999 and 2000 and February 2001 and the two for one stock split paid in March 2000. The last trade known to Indian River was a trade of 1,711 shares at $27.27 per share (as adjusted for the 10% stock dividend on December 29, 2000). In October 2000, Indian River competed its offering of shares of its common stock, having sold an aggregate of 207,828 shares of common stock, at a price of $25.00 per share (before adjustment for the February 2001 stock dividend), for gross proceeds of $5,195,700. There may be other trades of which we are either not aware, or for which we are not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2000, there were 1,764,500 shares of common stock outstanding, as adjusted for the 10% stock dividend paid in February 2001 and for the elimination of fractional shares resulting from the stock dividend, held of record by approximately 750 shareholders.

         As of December 31, 2000, there were outstanding options to purchase 152,809 shares of common stock pursuant to Indian River's stock option plans, of which 64,464 were presently exercisable.

         The following table shows information relating to Indian River's share price history for the past two fiscal years. Prices have been adjusted to reflect the 10% stock dividends paid in January 1999 and 2000 and February 2001, and a two for one stock split in the form of a dividend paid in March 2000. High and low sales prices reflect trades known to Indian River, and do not necessarily reflect all trades which occurred. Indian River has not paid any cash dividends during the past two fiscal years, electing to retain earnings to fund the growth of Indian River Bank.


                      2001                    2000                   1999
               --------------------    -------------------     -----------------
Period Ended     High        Low        High        Low         High      Low
               ---------   --------    --------   --------     -------  --------
March 31        $27.50     $26.00      $22.72     $20.45       $17.35   $16.53
June 30                                $27.27     $22.72       $20.65   $17.35
September 30                           $22.72     $22.72         --       --
December 31                            $27.27     $22.72       $20.65   $19.62

         Dividends. Holders of the common stock are entitled to receive dividends as and when declared by the Board of Directors. Indian River has paid stock dividends for each of the last eleven years and currently intends to continue the payment of such dividends. Indian River has not paid cash dividends during such period, electing to retain earnings to support growth. Future dividends will depend primarily upon Indian River Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to Indian River and Indian River Bank. There can be no assurance, however, that Indian River and Indian River Bank will continue to have earnings at a level sufficient to support the payment of dividends or that either entity will in the future elect to pay dividends. As Indian River Bank is the primary source of funds for payment of dividends by Indian River, the inability of Indian River Bank to pay dividends could adversely affect the ability of Indian River to pay dividends.

         Regulations of the OCC place a limit on the amount of dividends Indian River Bank may pay without prior approval. Prior approval of the OCC is required to pay dividends which exceed Indian River Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At December 31, 2000, the amount available for the payment of dividends without prior approval was approximately $6.6 million. The Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

         The Federal Reserve has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that Indian River may pay in the future. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weakened the holding company's financial health, such as by borrowing.

         As a depository institution, the deposits of which are insured by the FDIC, Indian River Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. Indian River Bank is not currently in default under any of its obligations to the FDIC.

         Recent Sales of Unregistered Shares.  None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         Indian River is a one-bank holding company for Indian River Bank and is headquartered in Vero Beach, Florida. Indian River Bank is a growing community bank serving individuals and small to medium sized businesses with special focus on real estate related lending and the professional community. Indian River Bank operates four branches in Indian River County and two branches in Brevard County. Indian River Bank offers deposit accounts and associated services to businesses and individuals and makes loans and invests in qualified securities. In addition, Indian River Bank's income includes fees on deposit accounts and loans.

         Forward-looking statements -This management's discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of words such as "may," "will," "anticipates," believes," "expects," "plans," "estimates," "potential, "continue," "should" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does not undertake to update any forward-looking statements to reflect occurrences or events which may not have been anticipated as of the date of such statements.

RESULTS OF OPERATIONS

         NET INCOME. Indian River had income before income taxes of $4.1 million for the year ended December 31, 2000 compared to $3.1 million for the year ended December 31, 1999. Net income totaled $2.6 million the year ended December 31, 2000, an increase of $0.6 million or 31.37% compared to net income in 1999. Earnings per share basic were $1.66 in 2000 compared to $1.31 in 1999 (as adjusted for the 10% stock dividends and two for one stock split). Net income in 1999 was adversely impacted by one time expenses aggregating approximately $0.4 million related to the retirement of the former President and hiring of a new President, and the writedown of a parcel of land previously held for bank premises. Return on average equity was 16.6% for the year ended December 31, 2000, as compared to 14.3% for the year ended December 31, 1999. Return on average assets for 2000 was 0.85% as compared to 0.84% for 1999.

         NET INTEREST INCOME. Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Net interest income for the year ended December 31, 2000 totaled $11.5 million compared to $9.9 million in 1999, reflecting an increase of $1.6 million or 15.76%. Total interest income totaled $24.0 million in 2000 compared to $17.9 million in 1999. This increase was primarily the result of increases of $2.7 million in interest and fees on loans, and $3.5 million in interest on investment securities. The increase in earnings on loans was due to an increase in average outstanding loan balances from $153.3 million in 1999 to $180.7 million in 2000 coupled with an increase in the interest rate earned, which increased to 8.84% in 2000 from 8.69% in 1999. The increase in interest on investments was due to an increase in average outstanding balances of approximately $45.4 million as well as an increase in the average yield of 7.10% in 2000 from 6.65% in 1999. Interest expense for 2000 increased by $4.5 million from 1999. The increase in interest expense was due to an increase in average interest-bearing deposits and other borrowed funds of approximately $63.6 million as well as an increase of the average rate paid to 4.93% in 2000 from 4.21% in 1999.

         The average yield on earning assets for the year ended December 31, 2000, was 8.17% compared to 8.03% in 1999. The average rate paid on interest bearing liabilities in 2000 was 4.93% compared to 4.21% in 1999. The average interest rate paid on other borrowed funds in 2000 was 6.50% compared to 5.90% in 1999. Net interest margin is the ratio of net interest income to average earning assets. For the year ended 2000, net interest margin was 3.91% compared to 4.44% for the year ended December 31, 1999. The table below illustrates the analysis of Indian River's average balances, yields and changes in net interest income for the fiscal years indicated.

         PROVISION FOR LOAN LOSSES. The provisions for loan losses added $0.7 million to the allowance for loan losses in 2000 compared to $0.6 million in 1999. This increase was primarily attributed to the increase in total loans. Total charge-offs net of recoveries were approximately $111 thousand in 2000 and $196 thousand in 1999.

         NON-INTEREST INCOME. Non-interest income for the year ended December 31, 2000 was $2.6 million compared to $2.5 million in 1999, an increase of $0.1 million or approximately 4.0%. The change was primarily due to increased deposit fee income offset by a decline in the gains on loan sales and the sale of securities.

         NON-INTEREST EXPENSE. Total non-interest expense for the year ended December 31, 2000 of $9.3 million reflected an increase of approximately $0.7 million or 7.83% primarily as a result of increase in personnel costs and other operating expenses. Salaries and benefits expense increased by $0.4 million or 8.54% in 2000, to $4.6 million compared to $4.2 million in 1999. Occupancy and equipment expense of $1.5 million increased by $0.2 million or 16.94% in 2000. The increase in salary and benefits expense and occupancy and equipment expense were both in part a result of the establishment and staffing of the Melbourne branch, Indian River Bank's sixth, during 2000. Other operating expenses of $3.2 million increased by $0.1 million or 3.11% in 2000.

         TAXES ON INCOME. Income tax expense totaled $1.4 million for 2000 compared to income tax expense of $1.1 million in 1999.

COMPARISON OF AVERAGE BALANCES, INTEREST AND YIELDS

         The following table provides certain information relating to Indian River's average consolidated statements of financial condition and reflects the interest income on interest-earning assets and interest expense of interest-bearing liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balance of the related assets or liabilities for the periods presented. Non-accrual loans have been included in the average balances of loans receivable.

Consolidated                                                        Year Ended December 31,
                                  -------------------------------------------------------------------------------------------
                                                      2000                                             1999
                                  -----------------------------------------    ----------------------------------------------
                                     Average                     Average           Average                        Average
                                     Balance        Interest     Yield/Rate        Balance           Interest     Yield/Rate
                                  --------------  ------------  ------------    ---------------   --------------- ------------
Assets:
Interest-earning assets:
    Investments (1)                $113,002,509   $  8,019,988         7.10%     $   67,588,351    $    4,495,681         6.65%
    Federal funds sold                  247,803         15,573         6.28%          2,549,521           129,487         5.08%
    Loans receivable (2)            180,742,955     15,972,769         8.84%        153,267,176        13,321,103         8.69%
                                   -------------  -------------  ------------    ---------------   ---------------  ------------
         Total interest
    earning assets                  293,993,267     24,008,330         8.17%        223,405,048        17,946,271         8.03%
                                                  -------------  ------------                      ---------------  ------------
Noninterest-earning assets           14,444,823                                      14,325,769
                                   -------------                                 ---------------
         Total                     $308,438,090                                  $  237,730,817
                                   =============                                 ===============

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities:
   NOW and money market accounts   $ 29,205,768        352,638         1.21%     $   26,199,766           350,773         1.34%
   Savings accounts                  68,860,058      2,654,017         3.85%         77,325,111         3,099,527         4.01%
   Certificates of deposit          127,986,759      7,684,996         6.00%         75,647,738         3,901,802         5.16%
   Other                             28,171,890      1,831,797         6.50%         11,408,966           672,892         5.90%
                                   -------------  -------------  ------------    ---------------   ---------------  ------------
         Total interest-bearing
            liabilities             254,224,475     12,523,448         4.93%        190,581,581         8,024,994         4.21%
                                                  -------------  ------------                      ---------------  ------------
Noninterest-bearing
liabilities                          38,326,239                                      33,145,360
Stockholders' equity                 15,887,376                                      14,003,876
                                   -------------                                 ---------------
         Total                     $308,438,090                                  $  237,730,817
                                   =============                                 ===============

Net interest income and net yield
    On interest-earning assets                    $ 11,484,882         3.91%                       $   9,921,277          4.44%
                                                  =============  ============                      ===============  ============

(1)      Includes investment securities and Federal Reserve Bank, Fed Home Loan Bank, and IBB stock.
(2)      Includes loans for which the accrual of interest has been suspended.

                                           Year Ended December 31,
                                --------------------------------------------
                                                    1998
                                --------------------------------------------
                                     Average                       Average
                                     Balance         Interest     Yield/Rate
                                ----------------  -------------- -----------
Assets
Interest-earning assets"
    Investments (1)             $    55,390,843   $   3,766,518       6.80%
    Federal funds sold                1,752,685          92,242       5.26%
    Loans receivable (2)            127,407,802      11,482,346       9.01%
                                ----------------  -------------- -----------
        Total interest earning
    assets                          184,551,330      15,341,106       8.31%
                                                  -------------- -----------
Noninterest-earning assets           14,411,112
                                ----------------
        Total                   $   198,962,442
                                ================

Liabilities and Stockholders'
   Equity:
Interest-bearing liabilities:
    NOW and money market
       accounts                      22,803,504         335,294       1.47%
    Savings accounts                 54,945,860       2,347,241       4.27%
    Certificates of deposit          70,513,670       3,823,823       5.42%
    Other                             9,984,968         628,329       6.29%
                                ----------------  --------------  ----------
        Total interest-bearing
           liabilities              158,248,002       7,134,687       4.51%
                                                  -------------- -----------
Noninterest-bearing liabilities      28,532,992
Stockholders' equity                 12,784,119
                                ----------------
        Total                   $   199,565,113
                                ================

Net interest income and net
   yield On interest-earning
   assets                                        $   8,206,419       4.45%
                                                  ============== ===========

(1) Includes investment securities and Federal Reserve Bank, Fed Home Loan Bank, and IBB stock.
(2) Includes loans for which the accrual of interest has been suspended.

RATE/VOLUME ANALYSIS OF NET INCOME

         The following table sets forth certain information regarding changes in interest income and interest expense of Indian River for the periods indicated. For each category of interest-earning assets and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by the prior period's rate); (ii) changes in rates (change in rate multiplied by the prior period's volume) and (iii) changes in rate-volume (change in rate multiplied by the changes in volume).

                                                                     Year Ended December 31,
                               --------------------------------------------------------------------------------------------------
                                                 2000 vs. 1999                                        1999 Vs. 1998
                                      Increase (Decrease) Attributable to                  Increase (Decrease) Attributable to
                               -----------------------------------------------     ----------------------------------------------
                                 Volume       Rate     Rate/Volume    Change         Volume      Rate     Rate/Volume    Change
                               ----------   ---------  -----------  ----------     ----------  ---------  -----------  ----------
Interest income on:
      Investments              $3,021,445   $ 300,724   $ 202,138   $3,524,307     $  829,417  $ (82,162)  $ (18,092)  $  729,163
      Federal funds sold         (116,900)     30,722     (27,736)    (113,914)        41,937     (3,225)     (1,467)      37,245
      Loans receivable          2,387,781     223,770      40,115    2,651,666      2,330,519   (408,791)    (82,971)   1,838,757
                               ----------   ---------   ---------   ----------     ----------  ---------   ---------   ----------
Total interest income on
interest-earning assets         5,292,326     555,216     214,517    6,062,059      3,201,873   (494,178)   (102,530)   2,605,165
                               ----------   ---------   ---------   ----------     ----------  ---------   ---------   ----------

Interest expense on:
      NOW and money market
         accounts                  40,241     (34,426)     (3,950)      (1,865)        49,937    (29,992)     (4,466)      15,479
      Savings accounts           (339,328)   (119,235)     13,053     (445,510)       956,023   (144,772)    (58,965)     752,286
      Certificates of deposit   2,699,658     640,434     443,102    3,783,194        278,411   (186,829)    (13,603)      77,979
      Other                       988,663      68,944     101,298    1,158,905         89,609    (39,423)     (5,623)      44,563
                               ----------   ---------   ---------   ----------     ----------  ---------   ---------   ----------
Total interest expense on
interest-bearing liabilities    3,389,234     555,717     553,503    4,498,454      1,373,980   (401,016)    (82,657)     890,307
                               ----------   ---------   ---------   ----------     ----------  ---------   ---------   ----------

Increase (decrease) in net
      interest income          $1,903,092   $    (501)  $(338,986)  $1,563,605     $1,827,893  $ (93,162)  $ (19,873)  $1,714,858
                               ==========   =========   =========   ==========     ==========  =========   =========   ==========

FINANCIAL CONDITION

         Total assets were $337.1 million at December 31, 2000 compared to $271.2 million as of December 31, 1999. This represented an increase of 24.27%. Average earning assets for 2000 were $294.0 million, an increase of 31.60% from the 1999 average of $223.4 million.

         Total net loans increased by $31.0 million, or 18.61%, to $197.6 million at December 31, 2000 compared to $166.6 million at December 31, 1999. Total deposits increased by 19.13% to $284.5 million. Investment securities and federal funds sold increased to $121.0 million, a 35.54% increase from the $89.3 million as of December 31, 1999.

         INVESTMENT ACTIVITY. During 2000, Indian River's investment securities portfolio increased by $31.2 million, or 34.99%. This increase in the securities portfolio reflects management's commitment to increasing the level of earning assets, enhances our liquidity level, and is a function of deposit growth exceeding loan growth. The before tax unrealized gain on securities available for sale at December 31, 2000 was $421 thousand as compared to an unrealized loss of $2.5 million at December 31, 1999, an increase of $2.9 million. The increase in value is primarily a result of the decline in interest rates and the related increase of the market value of fixed rate bonds.

         The following table provides information regarding the composition of Indian River's investment portfolio at the dates indicated. See Note 3 to the Consolidated Financial Statements for additional information regarding the securities portfolio.

                                                                                        December 31,
                                                             --------------------------------------------------------------------
                                                                    2000                    1999                    1998
                                                             --------------------    --------------------    --------------------
                                                                         Percent                 Percent                 Percent
                                                             Balance     of Total    Balance     of Total    Balance     of Total
                                                             -------     --------    -------     --------    -------     --------
                                                                                      (Dollars in thousands)
Available for Sale (at Estimated Market Value):
U.S. Treasury                                                $      0       0.0%     $      0       0.0%     $  7,205      12.7%
U.S. Government Agency obligations                             77,881      64.6%       64,852      72.6%       42,050      75.8%
Mortgage-backed securities                                      7,490       6.2%        6,471       7.3%        5,783      10.2%
Corporate debt securities                                      21,844      18.1%       10,093      11.3%            0       0.0%
                                                             --------      ----      --------      ----      --------      ----
                                                             $107,215      88.9%     $ 81,416      91.2%     $ 56,038      98.7%
                                                             ========      ====      ========      ====      ========      ====

Held to Maturity (at Amortized Cost):
Securities issued by state/political
subdivisions                                                 $  2,025       1.7%     $  2,025       2.3%     $      0       0.0%
Mortgage-backed securities                                      9,585       8.0%        5,047       5.6%            0       0.0%
                                                             --------      ----      --------      ----      --------      ----
                                                             $ 11,610       9.7%     $  7,072       7.9%     $      0       0.0%
                                                             ========      ====      ========      ====      ========      ====


         The following table provides information regarding the contractual maturity and weighted average yield of Indian River's investment portfolio at December 31, 2000.

                                                          After One Year    After Five Years
                                    One Year or Less    Through Five Years  Through Ten Years   After Ten Years          Total
                                   ------------------   ------------------ ------------------  ------------------  -----------------
                                            Weighted             Weighted           Weighted            Weighted            Weighted
                                   Carrying  Average    Carrying  Average  Carrying  Average   Carrying  Average   Carrying  Average
                                    Value     Yield      Value     Yield    Value     Yield     Value     Yield     Value     Yield
                                   --------  --------   --------  -------  --------  -------   --------  -------   --------  -------
                                                                           (Dollars in thousands)
Available for Sale:
U.S. Government Agency
   obligations                     $ 21,725    6.3%    $ 10,581    6.9%    $ 29,290    7.1%    $ 16,285    8.0%    $ 77,881    7.0%
Mortgage-backed securities                3    8.1%       1,326    6.9%       4,042    7.3%       2,119    7.0%       7,490    7.2%
Corporate debt securities             3,999    6.3%      13,827    6.8%       1,997    7.0%       2,021    7.9%      21,844    6.8%
                                   --------    ---     --------    ---     --------    ---     --------    ---     --------    ---
Total                              $ 25,727    6.3%    $ 25,734    6.8%    $ 35,329    7.1%    $ 20,425    7.9%    $107,215    7.0%
                                   ========    ===     ========    ===     ========    ===     ========    ===     ========    ===

Held To Maturity
Securities issued by
   state/political subdivisions    $    100    6.3%    $      0    0.0%    $    237    8.0%    $  1,688    8.0%    $  2,025    7.9%
Mortgage-backed securities                0    0.0%       4,542    7.6%           0    0.0%       5,043    8.1%       9,585    7.9%
                                   --------    ---     --------    ---     --------    ---     --------    ---     --------    ---
Total                              $    100    6.3%    $  4,542    7.6%    $    237    8.0%    $  6,731    8.0%    $ 11,610    7.9%
                                   ========    ===     ========    ===     ========    ===     ========    ===     ========    ===

Yields on securities issued by state/political subdivisions are stated on a tax-equivalent basis.

         LOAN PORTFOLIO. The following table shows the composition of Indian River's loan portfolio by type of loan at the dates indicated.

                                                                              December 31,
                                       ---------------------------------------------------------------------------------------------
                                              2000               1999               1998               1997              1996
                                              ----               ----               ----               ----              ----
                                                 Percent            Percent            Percent            Percent           Percent
                                                 of Total           of Total           of Total           of Total          of Total
                                        Balance   Loans    Balance   Loans    Balance   Loans    Balance   Loans   Balance   Loans
                                        -------   -----    -------   -----    -------   -----    -------   -----   -------   -----
                                                            (Dollars in Thousands)
Real Estate:
   Construction and land development   $  8,883    4.4%   $  8,626    5.1%   $  2,382    1.7%   $  1,892    1.6%   $    588    0.6%
   Farmland                               2,690    1.3%      3,146    1.9%      2,984    2.1%      1,916    1.6%      2,207    2.1%
   One to four family residential        89,890   44.9%     68,431   40.6%     60,956   42.2%     49,873   42.4%     41,193   39.8%
   Multifamily residential                1,117    0.6%      1,766    1.0%      1,762    1.2%      2,014    1.7%      2,327    2.2%
   Nonfamily, nonresidential             62,772   31.4%     55,104   32.7%     45,452   31.5%     32,080   27.3%     26,323   25.4%
Agriculture                               3,236    1.6%      1,707    1.0%      1,552    1.1%      1,752    1.5%      2,461    2.4%
Commercial and industrial                13,048    6.6%     12,308    7.3%     11,038    7.6%      9,865    8.4%      8,338    8.1%
Consumer                                 15,244    7.6%     15,092    9.0%     15,562   10.8%     15,868   13.5%     17,760   17.2%
Other                                     3,172    1.6%      2,370    1.4%      2,676    1.8%      2,381    2.0%      2,242    2.2%
                                       --------           --------           --------           --------           --------
   Total Loans                          200,052            168,550            144,364            117,641            103,439
                                       --------           --------           --------           --------           --------

   Less: allowance for loan loss          2,453              1,904              1,510              1,322              1,204
   Less: unearned discounts
         and loan fees                        6                 --                  1                  8                 63
                                       --------           --------           --------           --------           --------
   Loans, net                          $197,593           $166,645           $142,853           $116,311           $102,172
                                       ========           ========           ========           ========           ========

         LOAN MATURITY. The following table sets forth the term to contractual maturity of Indian River Bank's loan portfolio at December 31, 2000. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.


                                                                                          Due In
                                                                 -----------------------------------------------------------
                                                 Total           One Year or Less      One to Five Years     Over Five Years
                                                --------         ----------------      -----------------     ---------------
                                                                          (Dollars in Thousands)
Commercial, Agricultural                        $ 16,284              $  4,565              $  9,992              $  1,726
Real estate construction                           8,883                 1,981                   764                 6,138
Real estate mortgage                             156,469                 7,803                21,541               127,126
Consumer, other                                   18,416                 5,450                12,347                   619
                                                --------              --------              --------              --------
Total loans                                     $200,052              $ 19,799              $ 44,644              $135,609
                                                ========              ========              ========              ========

Loans with:
Predetermined fixed interest rate               $ 76,840              $ 10,950              $ 36,124              $ 29,766
Floating interest rate                           123,212                 8,849                 8,520               105,843
                                                --------              --------              --------              --------
Total loans                                     $200,052              $ 19,799              $ 44,644              $135,609
                                                ========              ========              ========              ========


         Fixed rate loans due after one year total approximately $66 million and adjustable rate loans due after one year total approximately $114 million.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is a valuation reserve established by management in an amount it deems adequate to provide for losses in the loan portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others: analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and non-performing loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; appraisals of the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio.

         The allowance for loan losses is increased by provisions for loan losses charged to expense. Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, and recoveries of previous charge-offs are added to the allowance.

         At December 31, 2000. the allowance for losses was $2.4 million or 1.23% of loans outstanding compared to $1.9 million or 1.13% of loans outstanding as of December 31, 1999, an increase of $549 thousand. This increase is attributable primarily to an increase in total loans outstanding. At December 31, 2000, non-accrual loans increased by $66 thousand or 120.73% to $120 thousand compared to $54 thousand at December 31, 1999. The allowance for loan losses coverage of non-accrual loans was 2049.15% at December 31, 2000 compared to a coverage of 3511.22% at December 31, 1999.

         The following table sets forth activity in the allowance for loan losses for the periods indicated.

                                                                                    Year Ended December 31,
                                                               -------------------------------------------------------------------
                                                                2000           1999           1998           1997           1996
                                                               -------        -------        -------        -------        -------
                                                                                    (Dollars in Thousands)
Balance at beginning of year                                   $ 1,904        $ 1,510        $ 1,322        $ 1,204        $ 1,066
                                                               -------        -------        -------        -------        -------
Charge-offs:
  Commercial, Agricultural                                         (15)           (17)           (12)           (18)           (17)
  Real estate construction                                           0              0              0              0              0
  Real estate mortgage                                             (27)             0              0             (6)            (7)
  Installment loans to individuals                                (111)          (232)          (233)          (317)          (307)
                                                               -------        -------        -------        -------        -------

Total                                                             (153)          (249)          (245)          (341)          (331)
                                                               -------        -------        -------        -------        -------
Recoveries
  Commercial, Agricultural                                           1             10              6              6              6
  Real estate construction                                           0              0              0              0              0
  Real estate mortgage                                               0              0              0              7              0
  Installment loans to individuals                                  41             43             52             61             48
                                                               -------        -------        -------        -------        -------

Total                                                               42             53             58             74             54
                                                               -------        -------        -------        -------        -------

Net charge-offs                                                   (111)          (196)          (187)          (267)          (277)
Additions charged to operations                                    660            590            375            385            415
                                                               -------        -------        -------        -------        -------
Balance at end of period                                       $ 2,453        $ 1,904        $ 1,510        $ 1,322        $ 1,204
                                                               =======        =======        =======        =======        =======

Ratio of net charge-offs during the period to
to average loans outstanding during the period                    0.06%          0.13%          0.15%          0.24%          0.28%

         The following table allocates the allowance for loan losses by loan category. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                        December 31,
                            ------------------   ------------------   ------------------   ------------------   -----------------
                                   2000                 1999                 1998                 1997                 1996
                            ------------------   ------------------   ------------------   ------------------   -----------------
                                                                         (Dollars in Thousands)

                            Amount  Percent(1)   Amount  Percent(1)   Amount  Percent(1)   Amount  Percent(1)   Amount  Percent(1)
                            ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------
Commercial, Agricultural    $  390      8.1%     $   66      8.3%     $   41      8.7%     $   47      9.9%     $   42     10.4%
Real estate construction        76      4.4%         39      5.2%         15      1.7%         10      1.6%         36      0.6%
Real estate mortgage         1,639     78.2%      1,400     76.1%      1,105     77.0%        860     73.0%        627     69.7%
Consumer, other                348      9.2%        399     10.4%        349     12.6%        405     15.5%        499     19.3%
                            ------    -----      ------    -----      ------    -----      ------    -----      ------    -----
  Total allowance for
     loan losses            $2,453    100.0%     $1,904    100.0%     $1,510    100.0%     $1,322    100.0%     $1,204    100.0%
                            ======    =====      ======    =====      ======    =====      ======    =====      ======    =====

1) Represents the percent of loans in category to the gross loans.

         NON-PERFORMING ASSETS. Indian River Bank's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $128 thousand at December 31, 2000 compared to $106 thousand at December 31, 1999. The percentage of non-performing assets to total assets was 0.04% at December 31, 2000 and December 31, 1999.

         Non-performing loans constituted all of the non-performing assets at December 31, 2000 and December 31, 1999. Non-performing loans at December 31, 2000 consist of loans in non-accrual status in the amount of $120 thousand and loans past due over ninety days of $8 thousand compared to non-accrual loans of $54 thousand and loans past due over ninety days of $52 thousand at December 31, 1999.

         Indian River Bank owned no other real estate owned at either December 31, 2000 and 1999. Generally, Indian River Bank would evaluate the fair OREO value of each property annually. These evaluations may be appraisals or other market studies. Credit card loans are placed on non accrual when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days or when determined to be uncollectible by management.

         The following table shows the amounts of non-performing assets at the dates indicated.

                                                                               December 31,
                                                        ------------------------------------------------------------
                                                        2000          1999          1998          1997          1996
                                                        ----          ----          ----          ----          ----
                                                                     (Dollars in Thousands)
Nonaccrual Loans
      Real estate                                       $120          $ 49          $254          $  0          $186
      Installment                                          0             5             0            30             5

Accrual loans - Past due 90 days or more
      Real estate                                          0            20           132            30           311
      Installment                                         10            32            11            40            96

Restructured loans                                         0             0             0             0             0

Real estate owned                                          0             0             0            33            96

                                                        ----          ----          ----          ----          ----
            Total nonperforming assets                  $130          $106          $397          $133          $695
                                                        ====          ====          ====          ====          ====


         At December 31, 2000, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.

         DEPOSITS AND OTHER BORROWINGS. The principal sources of funds for Indian River Bank are core deposits (demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit less than $100,000) from the local market areas surrounding the bank's offices. The bank's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

         The following table reflects Indian River Bank's deposits by category for the periods indicated.

                                                                            Year Ended December 31,
                                                      ---------------------------------------------------------------------
                                                             2000                     1999                     1998
                                                             ----                     ----                     ----
                                                      Average     Average      Average     Average      Average     Average
                                                      Balance      Rate        Balance      Rate        Balance       Rate
                                                      -------     -------      -------     -------      -------     -------
                                                                              (Dollars in Thousands)
DEPOSIT CATEGORY
Noninterest-bearing demand                           $ 36,916      0.00%      $ 32,497      0.00%      $ 27,125      0.00%
Interest-bearing demand                                25,583      1.10%        22,797      1.20%        19,412      1.40%
Money Market                                            3,623      1.98%         3,403      2.00%         3,392      2.20%
Savings                                                68,860      3.86%        77,325      4.00%        54,946      4.30%
Certificates of deposit of $100,000 or more            22,506      5.98%        14,148      5.20%        13,256      5.50%
Other Time                                            105,481      6.01%        61,500      5.10%        57,257      5.40%
                                                     --------                 --------                 --------
Total                                                $262,969                 $211,670                 $175,388
                                                     ========                 ========                 ========


         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                          December 31, 2000
                                                          -----------------
                                                        (Dollars in Thousands)
Due In
         3 months or less                                     $ 9,949
         Over 3 through 6 months                               11,076
         Over 6 through 12 months                              14,069
         Over 12 months                                         3,434
                                                              -------
         Total                                                $38,528
                                                              =======

         The following table provides information regarding Indian River Bank's short-term borrowings for the periods indicated. See Note 9 to the Consolidated Financial Statements for additional information regarding Indian River Bank's borrowings. At December 31, 2000, Indian River had no holding company borrowings, having repaid all amounts outstanding during 2000 from the proceeds of the Company's offering of common stock completed in October 2000.


                                               Maximum Amount
                                             Outstanding At Any      Average                           Ending        Average Rate at
Year Ended December 31,                          Month End           Balance       Average Rate        Balance          Period End
------------------------------               ------------------    ------------    -------------     -----------     ---------------
Federal Funds Sold & Repurchase Agreements
                         2000                    $23,821,817       $13,828,154         6.51%         $15,243,931          6.20%
                         1999                     13,075,000         3,225,151         5.36%           7,800,000          4.83%
                         1998                      7,425,000         1,713,283         6.17%                   0          0.00%
Other Short Term Borrowings
                         2000                    $10,000,000       $ 9,108,509         6.31%         $10,000,000          5.90%
                         1999                      5,000,000           638,889         5.87%           5,000,000          6.50%
                         1998                              0                 0                                 0          0.00%

         ASSET/LIABILITY MANAGEMENT. Indian River's profitability, like that of most financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits. Interest rate risk arises due to fluctuations in the general level of interest rates and such fluctuations can significantly impact our level of profitability. Managing interest rate risk is fundamental to banking. The inherent maturing and re-pricing characteristics of our day-to-day lending and deposit activities create a naturally asset-sensitivity structure. Indian River seeks to manage its interest rate risk through its Asset/Liability Management

Committee (ALCO) established by the Board of Directors and consisting of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Lending Officers, and Loan Operations Officers.

         The Chief Financial Officer monitors the day-to-day exposure to changes in interest rates in response to loan and deposit flows. The methodology we use for measuring exposure to interest rate risk is intended to ensure that we include a sufficiently broad range of rate scenarios and pattern of rate movements that we believe to be reasonably possible. The methodology measures the impact that 100, 200, and 300 basis point rate changes would have on earnings over the subsequent twelve months. Our earnings simulation model reflects a number of variables that we identify as being affected by interest rates. The ALCO also establishes and monitors the volume and mix of assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds, mortgaged backed securities, and obligations of the U.S. Government, its agencies and sponsored entities available for sale, of $85.9 million at December 31, 2000, reflected an increase of $14.5 million from December 31, 1999, or 16.93%. Funds available through short-term borrowings and asset maturities are considered adequate to meet all current needs. At December 31, 2000, Indian River had available credit of $13.1 million under lines of credit with correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has available credit of $22.7 million under its line with the Federal Home Loan Bank of Atlanta. This line may be utilized as a supplementary source of funding growth for the Bank. In addition, the ALCO has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

         The loan to deposit ratio at December 31, 2000 was 69.44% down from 69.77% at December 31, 1999. The loan to total assets ratio at December 31, 2000 was 58.62% compared to 61.44% at December 31, 1999.

         The amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 which are anticipated, based on certain assumptions, to re-price or mature in future time periods, are set forth in the sensitivity analysis below. The table reflects the shorter of the maturity or repricing date as of December 31, 2000.

                                                                 More than 3
                                                                  Months but        1 Year
                                                 3 Months or      Less than 1      through 5     More than 5
                                                     Less            Year            Years           Years          Total
                                                   ---------       ---------       ---------       ---------      ---------
                                                                          (Dollars in Thousands)
ASSETS
Securities available for sale                      $  20,722       $   5,005       $  25,734       $  55,754      $ 107,215
Securities held to maturity                                0             100           4,542           6,967         11,609
Other investments                                         42               0               0           1,702          1,744
Federal funds sold                                       493               0               0               0            493
Loans                                                 44,983          67,941          79,779           7,349        200,052
                                                   ---------       ---------       ---------       ---------      ---------
Total earning assets                               $  66,240       $  73,046       $ 110,055       $  71,772      $ 321,113
                                                   ---------       ---------       ---------       ---------      ---------

LIABILITIES
Certificates of deposit                            $  52,815       $  77,275       $  18,937       $      29      $ 149,056
Money market accounts                                      0           1,446           1,445               0          2,891
Transactions accounts                                      0               0          21,462           5,365         26,827
Savings accounts                                           0               0          51,467          12,868         64,335
Federal funds purchased                               10,100               0               0               0         10,100
FHLB advances                                         10,143             143             857           2,000         13,143
Other borrowed funds                                   5,144               0               0               0          5,144
                                                   ---------       ---------       ---------       ---------      ---------
Total interest-bearing liabilities                 $  78,202       $  78,864       $  94,168       $  20,262      $ 271,496
                                                   ---------       ---------       ---------       ---------      ---------

Interest sensitivity gap:
Amount                                             ($ 11,962)      ($  5,818)      $  15,887       $  51,510      $  49,617
Cumulative Gap                                     ($ 11,962)      ($ 17,780)      ($  1,893)      $  49,617      $  49,617
Gap as % of Total Assets                               (3.55%)         (1.73%)          4.71%          15.28%         14.72%
Cumulative Gap as % of Total Assets                    (3.55%)         (5.28%)          (.56%)         14.72%         14.72%

Ratio of rate sensitive assets to rate
   sensitive liabilities                                0.85%           0.93%           1.17%           3.54%          1.18%

Cumulative ratio of rate sensitive assets
   to rate sensitive liabilities                        0.85%           1.02%           0.99%           1.18%          1.18%

         The amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual terms of the asset or liability. Indian River Bank has assumed that its savings, interest checking, and money market accounts re-price daily. At December 31, 2000, the bank's one-year interest sensitivity gap (the difference between the amount of interest-earning assets and interest bearing liabilities, anticipated by the bank, based on certain assumptions, to mature or re-price within one year) as a percentage to total assets was (5.28)%. This negative gap position means the bank had $17.8 million more liabilities than assets re-pricing within one year. This generally indicates that in a period of declining interest rates, the bank's net interest income may be positively affected. Conversely, in a rising interest rate environment, the bank's net interest income may decrease. However, this approach assumes that all re-pricing assets and liabilities will re-price the same way. Historical data indicates that certain deposit liabilities such as interest checking, savings, and money market deposits do not re-price the same way as other products and interest gap analysis tend to be more accurate when adjusted to reflect such behavior. No adjustments are included in the table presented. Indian River also monitors its exposure to changes in interest rates using models which measure the impact of assumed changes. See "Asset/Liability Management" above.

         CAPITAL ADEQUACY. Total stockholders' equity was $23.2 million at December 31, 2000 compared to $13.6 million at December 31, 1999. The change represents an increase of $9.6 million or 70.7%. This change is a result of the issuance of 207,828 shares of common stock at $25 per share, for net proceeds of approximately $5.1 million, earnings of $2.6 million, and net unrealized holding gains on investment securities of $1.9 million in 2000.

         At December 31, 2000, Indian River Bank's ratio of Tier 1 capital to total average assets equaled 6.9%, which exceeded the minimum leverage capital ratio of 4.00% by 2.9% and the minimum leverage ratio for "well capitalized" banks of 5.00% by 1.9%.

         The ratio of Indian River's average equity to average assets for the years ended December 31, 2000, 1999 and 1998 was 5.15%, 5.89% and 6.43%,
respectively.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and Notes thereto have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

IMPACT OF NEW ACCOUNTING STANDARDS

         The FASB has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we had not been required to adopt as of December 31, 2000. This Statement, which is effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is not expected to have a significant impact on Indian River.

ITEM 7. FINANCIAL STATEMENTS.



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Indian River Banking Company
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Indian River Banking Company and subsidiary (the "Bank") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indian River Banking Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

         /s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida
February 2, 2001, except for Note 23 as to which the date is February 14, 2001

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets

DECEMBER 31,                                                                                      2000                   1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and Cash Equivalents:
      Cash and due from banks (Notes 2 and 18)                                                $ 10,336,581           $  6,714,850
      Federal funds sold (Note 18)                                                                 493,000                     --

-----------------------------------------------------------------------------------------------------------------------------------
                                Total Cash and Cash Equivalents                                 10,829,581              6,714,850

Investment Securities:
      Securities available-for-sale (Notes 3 and 9)                                            107,215,355             81,416,332
      Securities held to maturity (Note 3)                                                      11,609,513              7,071,969
      Other securities (Notes 3 and 9)                                                           1,702,050                798,350

-----------------------------------------------------------------------------------------------------------------------------------
                                    Total Investment Securities                                120,526,918             89,286,651

Loans, net (Notes 4, 5, 9, 12, 17 and 18)                                                      197,593,373            166,644,658

Bank premises and equipment, net (Note 6)                                                        3,816,994              4,315,942

Accrued interest receivable                                                                      2,990,440              2,260,455

Deferred tax asset (Note 8)                                                                        667,369              1,533,364

Other assets                                                                                       650,496                479,692

-----------------------------------------------------------------------------------------------------------------------------------


                                                   Total Assets                               $337,075,171           $271,235,612
                                                                                              ===================================





See Notes to Consolidated Financial Statements

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets

Years Ended December 31,                                                                        2000                   1999
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Liabilities
Noninterest bearing demand deposits                                                        $  41,435,265          $  32,142,461
Interest bearing deposits
     NOW                                                                                      26,827,308             24,320,260
     Money Market                                                                              2,890,737              4,316,022
     Savings                                                                                  64,335,447             73,065,351
     Time deposits, $100,000 and over (Note 7)                                                38,527,794             21,841,680
     Other time deposits (Note 7)                                                            110,528,113             83,160,177

-----------------------------------------------------------------------------------------------------------------------------------
                                                    Total Deposits                           284,544,664            238,845,951

Federal funds purchased and securities sold under
     repurchase agreements (Note 9)                                                           15,243,931              7,800,000
Other borrowings (Note 9)                                                                     13,142,857             10,273,953
Other liabilities                                                                                943,258                724,533

-----------------------------------------------------------------------------------------------------------------------------------
                                                 Total Liabilities                           313,874,710            257,644,437

Commitments and Contingencies (Notes 9,13 and 17)

-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity (Notes 10, 11,16 and 23)
      Common stock, $1 par value; 10,000,000
          shares authorized; issued and outstanding
          2000 - 1,764,715 shares, 1999 - 633,666 shares                                       1,764,715                633,666
      Capital surplus                                                                         16,353,972              8,685,986
      Retained earnings                                                                        4,816,781              5,875,727
      Accumulated other comprehensive income (loss)                                              264,993             (1,604,204)

-----------------------------------------------------------------------------------------------------------------------------------
                                        Total Stockholders' Equity                            23,200,461             13,591,175
-----------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                                 $ 337,075,171          $ 271,235,612
                                                                                         ========================================

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                               Consolidated Statements of Income

Years Ended December 31,                                                                  2000             1999
-----------------------------------------------------------------------------------------------------------------------
Interest Income:
      Loans and fees on loans                                                          $15,972,769      $13,321,103
      Investment securities and due from banks                                           8,019,988        4,495,681
      Federal funds sold                                                                    15,573          129,487
-----------------------------------------------------------------------------------------------------------------------
                                                  Total Interest Income                 24,008,330       17,946,271
-----------------------------------------------------------------------------------------------------------------------

Interest Expense:
      Deposits                                                                          10,691,651        7,352,102
      Other                                                                              1,831,797          672,892
-----------------------------------------------------------------------------------------------------------------------
                                                 Total Interest Expense                 12,523,448        8,024,994
-----------------------------------------------------------------------------------------------------------------------
                                                    Net Interest Income                 11,484,882        9,921,277
Provision for Loan Losses (Note 5)                                                         660,000          590,000
-----------------------------------------------------------------------------------------------------------------------
                    Net Interest Income After Provision for Loan Losses                 10,824,882        9,331,277
-----------------------------------------------------------------------------------------------------------------------

Other Income:
      Service charges and fees                                                           1,338,239        1,097,848
      Gain on sales of securities (Note 3)                                                  12,500           76,340
      Gain on sale of loans                                                                695,911          816,986
      Other                                                                                505,761          464,164
-----------------------------------------------------------------------------------------------------------------------
                                                     Total Other Income                  2,552,411        2,455,338
-----------------------------------------------------------------------------------------------------------------------

Other Expense:
      Salaries                                                                           3,902,663        3,613,205
      Employee benefits                                                                    694,659          622,500
      Occupancy                                                                            688,552          563,344
      Furniture and equipment                                                              819,870          726,584
      Other operating expenses (Note 14)                                                 3,212,512        3,115,615
-----------------------------------------------------------------------------------------------------------------------
                                                    Total Other Expense                  9,318,256        8,641,248
-----------------------------------------------------------------------------------------------------------------------
                                             Income before income taxes                  4,059,037        3,145,367
Provision for Income taxes (Note 8)                                                      1,428,209        1,142,767
-----------------------------------------------------------------------------------------------------------------------
                                                             Net Income                $ 2,630,828      $ 2,002,600
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share (Note 11)                                                     $      1.66      $      1.31
                                                                                       ================================
Diluted earnings per share (Note 11)                                                   $      1.63      $      1.30
                                                                                       ================================

See Notes to Consolidated Financial Statements

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                      Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other          Total
                                           Common Stock           Capital      Retained   Comprehensive  Stockholders' Comprehensive
                                         Shares      Amount       Surplus      Earnings   Income (Loss)     Equity         Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1998                   576,124   $  576,124   $ 7,365,731   $ 5,251,216   $   590,642   $13,783,713
   10% stock dividend                     57,428       57,428     1,316,250    (1,373,678)           --            --
   Fractional Shares                          --           --            --        (4,411)           --        (4,411)
   Stock options exercised                   114          114         4,005            --            --         4,119
   Comprehensive income (loss):
     Net income                               --           --            --     2,002,600            --     2,002,600   $ 2,002,600
     Other comprehensive loss,
     unrealized loss on securities,
     net of tax (Note 3)                      --           --            --            --    (2,194,846)   (2,194,846)   (2,194,846)
                                                                                                                        -----------
   Comprehensive income (loss)                                                                                          $  (192,246)
                                                                                                                        ===========

                                      --------------------------------------------------------------------------------
Balance, December 31, 1999               633,666      633,666     8,685,986     5,875,727    (1,604,204)   13,591,175
   10% stock dividend                     63,199       63,199     1,303,163    (1,366,362)           --            --
   Fractional shares                          --           --            --        (3,623)           --        (3,623)
   2 for 1 stock split                   696,865      696,865      (696,865)           --            --            --
   Stock options exercised                 2,729        2,729        36,194            --            --        38,923
   Issuance of common stock (Note 21)    207,828      207,828     4,866,133            --            --     5,073,961
   Comprehensive income (loss):
     Net income                               --           --            --     2,630,828            --     2,630,828     2,630,828
     Other comprehensive income,
     unrealized gain on securities,
     net of tax (Note 3)                      --           --            --            --     1,869,197     1,869,197     1,869,797
                                                                                                                        -----------
   Comprehensive income (loss)                                                                                          $ 4,500,025
                                                                                                                        ===========
                                      --------------------------------------------------------------------------------
Balance, December 31, 2000             1,604,287   $1,604,287   $14,194,611   $ 7,136,570   $   264,993   $23,200,461
                                      ================================================================================

See Notes to Consolidated Financial Statements

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows

Years Ended December 31,                                                                                  2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
      Net Income                                                                                     $  2,630,828      $  2,002,600
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                    712,747           562,825
         Provision for loan losses                                                                        660,000           590,000
         Other real estate owned losses                                                                    15,202           108,369
         Deferred income taxes                                                                           (192,000)         (125,000)
         Proceeds from loans originated for resale                                                     10,476,508        32,476,233
         Origination of loans for resale                                                              (12,857,051)      (29,958,997)
         Gain on sale of loans                                                                           (695,911)         (816,986)
         Amortization of premiums and discounts, net                                                       93,726           185,775
         Gain on sale of securities                                                                       (12,500)          (76,340)
         Increase in accrued interest receivable                                                         (729,985)         (584,178)
         Increase in other assets                                                                        (170,804)         (222,609)
         Decrease in other liabilities                                                                    218,725           267,360
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                                    149,485         4,409,052
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
         Cash flows from securities (Note 19)                                                         (28,394,301)      (36,078,219)
         Loan origination and principal collections on loans                                          (28,632,330)      (29,559,639)
         Proceeds from sale of loans                                                                           --         3,436,079
         Proceeds from sale of other real estate owned                                                     84,867            36,417
         Proceeds from the sale of land                                                                   230,000                --
         Purchases of premises and equipment                                                             (443,799)         (702,075)
             Net cash used in investing activities                                                    (57,155,563)      (62,867,437)
Cash Flows From Financing Activities
         Net increase in deposits                                                                      45,698,713        38,449,186
         Net increase in fed funds purchased & repurchase agreements                                    7,443,931                --
         Proceeds from other borrowings                                                                10,600,000        12,881,062
         Principal payments on borrowings                                                              (7,731,096)       (3,285,715)
         Proceeds from issuance of stock (Note 21)                                                      5,073,961                --
         Proceeds from exercise of stock options                                                           38,923             4,119
         Cash paid for fractional shares                                                                   (3,623)           (4,411)
             Net cash provided by financing activities                                                 61,120,809        48,044,241
Net increase (decrease) in cash and cash equivalents                                                    4,114,731       (10,414,144)
Cash and cash equivalents
         Beginning                                                                                      6,714,850        17,128,994
                                                                                                    --------------------------------
         Ending                                                                                      $ 10,829,581      $  6,714,850
                                                                                                    ================================

See Notes to Consolidated Financial Statements
(Additional Cash Flow information - Note 19)

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 1.  Summary of Significant Accounting Policies

--------------------------------------------------------------------------------

Description of business: Indian River Banking Company is a bank holding company incorporated in the State of Florida. Its wholly-owned subsidiary, Indian River National Bank, provides a full range of banking services to individual and corporate customers through its various locations in Indian River and Brevard Counties in Florida. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Indian River Banking Company and its wholly-owned subsidiary, Indian River National Bank, a federally-chartered independent community bank, collectively referred to as the "Bank". All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of accounting: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practice within the banking industry. In preparing the consolidated financial statements, the Bank's management is required to make estimates and assumptions which significantly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates, which are particularly susceptible to change in a short period of time, include the determination of the allowance for loan losses and the fair value of securities. Actual results could differ from those estimates.

Cash and cash flows: Cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold. For purposes of reporting cash flows, loans and deposits are reported net. The Bank maintains amounts due from banks which, at times, may exceed federally-insured limits. The Bank has not experienced any losses in such accounts.

Investment in debt and marketable equity securities: Management determines the appropriate classification of securities as each individual security is acquired. In addition, the appropriateness of such classification is reassessed at each balance sheet date. The Bank's classifications of debt and marketable equity securities and related accounting policies are as follows:

o Securities held to maturity: Held to maturity securities are those securities which the Bank has the ability and intent to hold until maturity. All other securities not included in held to maturity are classified as available-for-sale. Held to maturity securities are reported at amortized cost. Realized gains and losses from the sale of securities are included in earnings and are computed using the specific-identification method.

o Available-for-sale securities: Securities classified as available-for-sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 1.  Summary of Significant Accounting Policies (Continued)

--------------------------------------------------------------------------------


     Securities available-for-sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as a separate component of other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income.

Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by unearned discounts and fees and an allowance for loan losses.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and amortized, using the interest method, as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual lives of the loans, adjusted for prepayments. Commitment fees which are based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

Interest on loans is recognized over the terms of the loans and is calculated using the simple-interest method on principal amounts outstanding. For impaired loans, accrual of interest is generally discontinued when, in the opinion of management, there is an indication that the borrower may be unable to make payments as they become due. Interest on these loans is recognized only when actually paid by the borrower if collection of the principal is likely to occur. Accrual of interest is generally resumed when the customer is current on all principal and interest payments.

Loans held for sale are carried at the lower of cost or market value.

The allowance for loan losses is maintained to provide for estimated losses in the loan portfolio that have been incurred as of the balance sheet date. In establishing the allowance, management (1) makes specific allocations for certain non-performing loans based on management's estimates of collateral shortfall, (2) applies loss factor percentages to the balances of identified loans in each category of problem and past due loans, and (3) applies loss factor percentages to balances of performing loans in each category of loans. Loss factor percentages are determined taking into consideration the risk characteristics of the loan portfolio, past charge-off experience of the Bank and its peer group, general economic conditions, and other factors that warrant current recognition. While management uses the best information available to make its evaluation, the allowance could change materially within the next year if there are significant changes in economic conditions.

As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries are added to the allowance.

A loan is considered to be impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Under this definition, management considers loans that have been placed on nonaccrual status or which have been renegotiated in a troubled debt restructuring to be impaired.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 1.  Summary of Significant Accounting Policies (Continued)

--------------------------------------------------------------------------------

The allowance for loan losses related to loans identified as impaired is based on discounted expected future cash flows (using the loan's initial effective interest rate), the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank premises and equipment: Bank premises and equipment are stated at cost less
accumulated  depreciation.   Depreciation  is  computed  using  accelerated  and
straight-line methods over the following estimated useful lives:

                                                                                 Years
                                                                   ---------------------------------
                    Land and improvements                                        3 - 20
                    Buildings and improvements                                   5 - 39
                    Leasehold improvements                                       5 - 15
                    Furniture, fixtures and equipment                            3 - 10

Income taxes: The holding company and the Bank file consolidated federal income tax returns. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation: SFAS 123, Accounting for Stock-Based Compensation, allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Board ("APB") Opinion 25 to account for stock based compensation. Accordingly, the Bank has elected to continue using the intrinsic valuation method and has disclosed in the footnotes pro forma net income and earnings per share information as if the fair value method had been applied.

Earnings per share: Basic earnings per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding adjusted for stock dividends and splits occurring subsequent to year-end (the denominator). Diluted earnings per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 1.  Summary of Significant Accounting Policies (Continued)

--------------------------------------------------------------------------------

Fair value of financial instruments: SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The fair value estimates presented are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and therefore, current estimates of fair value may differ significantly from the amounts presented in these financial statements.

Emerging accounting standards: In June 1999, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank expects to adopt the new Statement effective January 1, 2001. The Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Because the Bank has not used derivatives in the past, management does not anticipate that the adoption of the new Statement will have a significant effect on the Bank's earnings or financial position.


NOTE 2.  Cash and Due From Banks
--------------------------------------------------------------------------------

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank, based on a percentage of certain deposits. The total required reserve balances as of December 31, 2000 and 1999 were approximately $2,386,000 and $1,997,000, respectively.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 3.  Investment Securities

--------------------------------------------------------------------------------

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of December 31, 2000 and 1999 are summarized as follows.

                                                                                       December 31, 2000
                                                             -----------------------------------------------------------------------
                                                                                 Estimated           Estimated           Estimated
                                                               Amortized         Unrealized          Unrealized            Market
                                                                  Cost             Gains               Losses              Value
                                                             -----------------------------------------------------------------------
Mortgage-backed securities                                   $  9,584,644       $      6,745        $    (93,828)       $  9,497,561
State, county & municipal securities                            2,024,869             74,782                  --           2,099,651
                                                             -----------------------------------------------------------------------
                                                             $ 11,609,513       $     81,527        $    (93,828)       $ 11,597,212
                                                             =======================================================================

                                                                                        December 31, 1999
                                                             -----------------------------------------------------------------------
                                                                                 Estimated            Estimated           Estimated
                                                               Amortized         Unrealized           Unrealized            Market
                                                                  Cost              Gains               Losses              Value
                                                             -----------------------------------------------------------------------
Mortgage-backed securities                                    $ 5,046,626        $   174,338         $        --         $ 5,220,964
State, county & municipal securities                            2,025,343              7,074             (14,385)          2,018,032
                                                             -----------------------------------------------------------------------
                                                              $ 7,071,969        $   181,412         $   (14,385)        $ 7,238,996
                                                             =======================================================================

The amortized cost and fair values of securities held to maturity at December 31, 2000, by contractual maturity, are shown below. Mortgage-backed securities are excluded from the maturity categories because they are not due at a single due date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of prepayments.



                                                                                    Amortized                Estimated Market
                                                                                       Cost                        Value
                                                                                -----------------------------------------------
Due in one year or less                                                            $   100,196                 $   100,243
Due after five years through ten years                                                 236,585                     241,063
Due after ten years                                                                  1,688,088                   1,758,345
Mortgage-backed securities                                                           9,584,644                   9,497,561
                                                                                -----------------------------------------------
                                                                                   $11,609,513                 $11,597,212
                                                                                ===============================================

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 3.  Investment Securities (Continued)

--------------------------------------------------------------------------------

Securities available-for-sale: The amortized cost and fair values of securities available-for-sale as of December 31, 2000 and 1999 are summarized as follows:

                                                                                    December 31, 2000
                                                        ----------------------------------------------------------------------------
                                                                                Estimated            Estimated          Estimated
                                                           Amortized            Unrealized          Unrealized            Market
                                                              Cost                Gains               Losses              Value
                                                        ----------------------------------------------------------------------------
U.S. Gov't. Corporations and Agencies                    $  77,742,018       $     474,924        $    (336,395)       $  77,880,547
Corporate securities                                        21,631,219             214,481               (1,397)          21,844,303
Mortgage-backed securities                                   7,421,494              78,364               (9,353)           7,490,505
                                                        ----------------------------------------------------------------------------
                                                         $ 106,794,731       $     767,769        $    (347,145)       $ 107,215,355
                                                        ============================================================================

                                                                                    December 31, 1999
                                                        ----------------------------------------------------------------------------
                                                                                Estimated            Estimated           Estimated
                                                               Amortized        Unrealized           Unrealized            Market
                                                                  Cost             Gains               Losses              Value
                                                        ----------------------------------------------------------------------------
U.S. Gov't. Corporations and Agencies                        $ 67,210,033       $         --        $ (2,357,623)       $ 64,852,409
Corporate securities                                           10,221,581                 --            (128,534)         10,093,047
Mortgage-backed securities                                      6,491,286             11,975             (32,386)          6,470,876
                                                        ----------------------------------------------------------------------------
                                                             $ 83,922,900       $     11,975        $ (2,518,543)       $ 81,416,332
                                                        ============================================================================

The amortized cost and fair values of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Mortgage-backed securities are excluded from the maturity categories because they are not due at a single due date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of prepayments.


                                                                                       Amortized                Estimated Market
                                                                                          Cost                        Value
                                                                                    ----------------------------------------------
Due in one year or less                                                               $ 25,926,222                 $ 25,724,374
Due after one through five years                                                        24,210,109                   24,407,794
Due after five years through ten years                                                  31,125,954                   31,286,855
Due after ten years                                                                     18,110,952                   18,305,827
Mortgage-backed securities                                                               7,421,494                    7,490,505
                                                                                    ----------------------------------------------
                                                                                      $106,794,731                 $107,215,355
                                                                                    ==============================================

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 3.  Investment Securities (Continued)

--------------------------------------------------------------------------------

Securities available for sale with a carrying amount of $36,012,503 and $16,415,731 at December 31, 2000 and 1999, respectively, were pledged as collateral on public deposits, various lines of credit (see Note 9), repurchase agreements, and for other purposes as required or permitted by law.

Gross gains of $12,500 and $76,340 were realized from the sale of securities available for sale in the years ended December 31, 2000 and 1999, respectively.

Unrealized gains (losses) on securities available for sale for the years ended December 31, 2000 and 1999 are as follows:


                                                                                                     2000                   1999
                                                                                                 -----------------------------------
Unrealized holding gains (losses) arising during the period                                      $ 2,927,192            $(3,353,106)
Less reclassification adjustment for gains realized in net income                                     12,500                 76,340
                                                                                                 -----------------------------------
Net unrealized gains (losses), before tax (expense) benefit                                        2,914,692             (3,429,446)
Tax (expense) benefit                                                                             (1,045,495)             1,234,600
                                                                                                 -----------------------------------
Other comprehensive income (loss)                                                                $ 1,869,197            $(2,194,846)
                                                                                                 ===================================



Other securities consist primarily of nonmarketable equity securities as follows at December 31, 2000 and 1999:


                                                                                                2000                         1999
                                                                                            ----------------------------------------
Federal Reserve Bank stock                                                                  $  127,750                    $   97,750
Federal Home Loan Bank stock                                                                 1,564,300                       690,600
Other securities                                                                                10,000                        10,000
                                                                                            ----------------------------------------
                                                                                            $1,702,050                    $  798,350
                                                                                            ========================================


The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 4. Loans

--------------------------------------------------------------------------------

The composition of net loans is as follows at December 31, 2000 and 1999:


                                                                                               2000                          1999
                                                                                           -----------------------------------------
Real Estate:
      Construction and land development                                                    $  8,882,746                 $  8,626,234
      Farmland                                                                                2,690,061                    3,145,918
      One to four family residential                                                         89,890,410                   68,430,840
      Multifamily residential                                                                 1,116,957                    1,766,216
      Non-family, nonresidential                                                             62,772,176                   55,104,420
Agriculture                                                                                   3,236,348                    1,706,865
Commercial and industrial                                                                    13,048,200                   12,307,814
Consumer                                                                                     15,243,558                   15,091,479
Other                                                                                         3,171,631                    2,370,221
                                                                                           -----------------------------------------
                                                                                            200,052,087                  168,550,007
Deduct:
      Allowance for loan losses                                                               2,453,198                    1,904,417
      Unearned discount and loan fees                                                             5,516                          932

                                                                                           -----------------------------------------
                  Loans, net                                                               $197,593,373                 $166,644,658
                                                                                           =========================================


The Bank's recorded investment in impaired loans for which a specific allowance was recognized was $119,718 and $54,238 at December 31, 2000 and 1999, respectively. The specific SFAS No. 114 allowance associated with these loans was $119,718 and $5,077 at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans during 2000 and 1999 was $153,180 and $250,000, respectively. Interest income recognized on impaired loans, recognized for cash payments received in 2000 and 1999, was not significant.

Included in net loans at December 31, 2000 and 1999 are loans held for sale of approximately $2,953,100 and $546,600, respectively.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 5.  Allowance for Loan Losses
--------------------------------------------------------------------------------

Changes in the allowance for loan losses for the years ended December 31, 2000 and 1999 are as follows:

                                                                                              2000                           1999
                                                                                          ------------------------------------------
Balance, beginning                                                                        $ 1,904,417                   $ 1,510,272
Provision for loan losses                                                                     660,000                       590,000
Loans charged off                                                                            (153,180)                     (249,068)
Recoveries of amounts charged off                                                              41,961                        53,213
                                                                                          ------------------------------------------
Balance, ending                                                                           $ 2,453,198                   $ 1,904,417
                                                                                          ==========================================


Note 6.  Bank Premises and Equipment
--------------------------------------------------------------------------------

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                                                                                            December 31,
                                                                                                ------------------------------------
                                                                                                   2000                     1999
                                                                                                ------------------------------------
Land and improvements                                                                           $1,331,901                $1,561,900
Buildings and improvements                                                                       1,430,398                 1,343,817
Leasehold improvements                                                                             596,738                   550,113
Furniture, fixtures and equipment                                                                3,929,860                 3,624,653
                                                                                                ------------------------------------
                                                                                                 7,288,897                 7,080,483
Less accumulated depreciation and amortization                                                   3,471,903                 2,764,541
                                                                                                ------------------------------------
                                                                                                $3,816,994                $4,315,942
                                                                                                ====================================


Note 7.  Time Deposits
--------------------------------------------------------------------------------

At December 31, 2000, the scheduled maturities of time deposits are as follows:

Year Ending December 31,                                               Amount
2001                                                                $ 26,621,895
2002                                                                 102,696,941
2003                                                                  16,939,700
2004                                                                   2,226,950
2005                                                                     408,344
Thereafter                                                               162,077
                                                                    ------------
                                                                    $149,055,907
                                                                    ============

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 8. Income Taxes
--------------------------------------------------------------------------------


The net deferred tax effects of the primary temporary differences are included as shown in the following table:

                                                                                                           December 31,
                                                                                               -------------------------------------
                                                                                                   2000                     1999
                                                                                               -------------------------------------
Deferred tax assets:
    Loan loss allowances                                                                       $   807,000              $   593,000
    Unrealized loss on available-for-sale securities                                                    --                  902,364
    Other                                                                                           44,000                   48,000
                                                                                               -------------------------------------
            Total deferred tax assets                                                              851,000                1,543,364
                                                                                               -------------------------------------

Deferred tax liabilities:
    Unrealized gain on available-for-sale securities                                              (155,631)                      --
    Other                                                                                          (28,000)                 (10,000)
                                                                                               -------------------------------------
            Total deferred tax liabilities                                                        (183,631)                 (10,000)
                                                                                               -------------------------------------
            Net deferred tax assets                                                            $   667,369              $ 1,533,364
                                                                                               ====================================


The provision for income taxes charged to operations for the years ended December 31, 2000 and 1999 consists of the following:

                                                   2000                 1999
                                               ---------------------------------
Current tax expense                            $ 1,620,209          $ 1,267,767
Deferred tax expense                              (192,000)            (125,000)
                                               --------------------------------
                                               $ 1,428,209          $ 1,142,767
                                               ================================


The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income as follows:

                                                                           2000                                1999
                                                                  Amount           Percent             Amount         Percent
                                                                -------------------------------------------------------------
Computed "expected" federal tax expense                         $ 1,380,073         34.0%            $ 1,069,425        34.0%
Increase in income taxes resulting from:
   state income taxes, net of federal tax benefit                   137,458          3.4                  45,168         1.4
  Other                                                             (89,322)        (2.2)                 28,174         0.9
                                                                -------------------------------------------------------------
         Provision for income taxes                             $ 1,428,209         35.2%            $ 1,142,767        36.3%
                                                                ============================================================

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 9.  Other Borrowings, Lines of Credit and Pledged Assets
--------------------------------------------------------------------------------

Other borrowings consist of the following at December 31, 2000 and 1999:


                                                                                                        2000               1999
                                                                                                    --------------------------------
Advances under Indian River Banking Company
    line of credit with correspondent bank (a)                                                      $        --          $ 1,845,381
Federal Hone Loan Bank advances (b)
    Advance due May 2001, interest payable monthly at an
    adjustable rate, 6.70% at December 31, 2000                                                       5,000,000                   --
Advance, interest payable monthly at a fixed rate of 6.44%, with equal semiannual principal payments of $142,857 through
    September 2004                                                                                    1,142,857            1,428,572
Convertible advance due March 2008, interest payable quarterly at a fixed rate of 5.51%.  In March 2003 the advance can be called at the option of the lender, at which time it can be converted into
    various other advance terms by the Bank                                                           2,000,000            2,000,000
Advance due May 2001, interest payable monthly at an
    adjustable rate, 6.72% at December 31, 2000                                                       5,000,000            5,000,000
                                                                                                    --------------------------------
                                                                                                    $13,142,857          $10,273,953
                                                                                                    ================================

(a)  The Company has a $4,000,000 revolving line-of-credit with a correspondent bank. Borrowings under the line are due in quarterly installments of interest only at 30-day LIBOR plus 135 basis points (7.35% at December 31, 2000) through September 29, 2001, at which time the  outstanding  principal  balance will be converted to a term loan. The term loan will be due in equal  quarterly installments  of  principal  plus  interest,  based upon a five-year  amortization  through  September  29,  2006.  The line is collateralized  by the common  stock of the Bank.  The Company has agreed to various  conditions,  which  require,  among other things, compliance with specified financial covenants.

(b)  The Bank has a secured  line of credit with the Federal  Home Loan Bank under which the Bank can borrow up to thirteen  percent
     (13%) of total assets or  approximately  $43,800,000  at December  31,  2000.  Advances  under the line are  collateralized  by residential  first mortgage loans with a balance of approximately  $85,700,000 at December 31, 2000 and the Bank's stock in the
     Federal Home Loan Bank in the amount of $1,564,300 at December 31, 2000.

The aggregate amounts of other borrowings maturing in future years (based on the outstanding balance as of December 31, 2000) are as follows: 2001 $10,285,714; 2002 $285,714; 2003 $285,714; 2004 $285,715; 2005 none; thereafter $2,000,000.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 9.  Other Borrowings, Lines of Credit and Pledged Assets (Continued)
--------------------------------------------------------------------------------

The Bank had overnight advances under the line of credit with the Federal Home Loan Bank in the amount of $7,900,000 and $4,500,000 at December 31, 2000 and 1999, respectively, in addition to the advances discussed above. These overnight advances are included in federal funds purchased in the accompanying balance sheet.

The Bank also has unsecured lines of credit of $9,000,000 available for federal funds purchases with other correspondent banks. There was $2,200,000 and $3,300,000 outstanding under these lines at December 31, 2000 and 1999, respectively.

The Bank has pledged securities with a carrying amount of approximately $22,600,000 as collateral for repurchase agreements at December 31, 2000, with borrowings of $5,143,931 at December 31, 2000 and none at December 31, 1999.

NOTE 10.  Stock Options
--------------------------------------------------------------------------------

The Company adopted a new stock option plan in 1999. Under the terms of its stock option plan, options to purchase up to 275,000 shares of the Company's common stock may be granted to directors and key officers/employees at a price that is not less than the fair market value of such stock at the date of the grant. The grants are exercisable in varying amounts over five to ten years from the date of the grant. In accordance with the plan, the aggregate number of shares for which options may be granted, the number of shares covered for each outstanding option, and the exercise price per share for each such option shall be proportionately adjusted for the payment of stock dividends or similar adjustments to the number of shares of common stock effected without the receipt of consideration by the Company.

In December 1999, the Board of Directors adopted the Director Fee Stock Option Plan, under which each director is entitled to receive options to purchase shares of common stock (660 shares for 2000) in lieu of cash compensation for attendance at committee meetings. Options granted will have an exercise price equal to the fair value of the common stock at the date of grant, will be immediately exercisable and of limited transferability.

A summary of the options outstanding as of December 31, 2000 and 1999, and changes during the years then ended is presented below (after adjusting for 10% stock dividends in 2000 and 1999, a 2 for 1 stock split effective March 31, 2000 and a 10% stock dividend declared in February 2001). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999: no dividends; expected volatility of zero percent because there is no market for the Company's stock; risk-free interest rates of 6.4 percent and 6.5 percent, respectively and expected lives of 7 years and 8 years, respectively.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 10 Stock Options (Continued)
--------------------------------------------------------------------------------

                                                                           2000                              1999
                                                              ---------------------------------------------------------------
                                                                    Weighted-Average                    Weighted-Average
                                                               Shares            Exercise           Shares            Exercise
                                                                                   Price                                Price
                                                              ---------------------------------------------------------------
Outstanding at beginning of year                               118,110            $16.00             35,685            $12.58
Granted                                                         48,884             19.80             89,819             17.06
Exercised                                                      (13,504)            14.95               (275)            13.66
Forfeited                                                         (682)            14.13             (7,119)            13.46
                                                               -------                              -------
         Outstanding at end of year                            152,809             17.33            118,110             16.00
                                                               =======                              =======
         Options exercisable at year-end                        64,464             16.59             43,285             15.74
                                                               =======                              =======

Weighted average fair value of options granted during year                        $ 6.99                               $ 6.92
                                                                               =========                            =========
Weighted average remaining contractual life                                    7.0 years                            7.1 years


The Bank applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock options discussed above. Had compensation cost for the Bank's stock options been determined based on the fair value at the grant dates for awards under those plans, the Bank's net income and earnings per share and common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                                                               2000                      1999
   -----------------------------------------------------------------------------------------------------------------------------
   Net Income                                                      As reported            $   2,630,828            $   2,002,600
                                                                   Pro forma                  2,456,628                1,837,600

   Basic earnings per share                                        As reported                     1.66                     1.31
                                                                   Pro forma                       1.55                     1.20

   Diluted earnings per share                                      As reported                     1.63                     1.30
                                                                   Pro forma                       1.52                     1.19

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 11.  Earnings Per Share
--------------------------------------------------------------------------------

Following is information about the computation of the earnings per share data for the years ended December 31, 2000 and 1999 (after adjusting for 10% stock dividends in 2000 and 1999, a 2 for 1 stock split effective March 31, 2000 and a 10% stock dividend declared in February 2001):

                                                                                        Year Ended December 31, 2000
                                                                                ----------------------------------------------
                                                                                 Numerator        Denominator   Per Share Amt
                                                                                ----------------------------------------------
Basic earnings per share, income available to common stockholders               $2,630,828         1,582,504          $1.66
      Effect of dilutive securities, options                                            --            35,958       ===========
                                                                                ----------------------------
Diluted earnings per share, income available to common shareholders
      plus assumed exercise of options                                          $2,630,828         1,618,462          $1.63
                                                                                ==============================================

                                                                                       Year Ended December 31, 1999
                                                                                ----------------------------------------------
                                                                                 Numerator        Denominator   Per Share Amt
                                                                                ----------------------------------------------
Basic earnings per share, income available to common stockholders               $2,002,600         1,533,292          $1.31
      Effect of dilutive securities, options                                            --             8,666       ===========
                                                                                ----------------------------
Diluted earnings per share, income available to common shareholders
      plus assumed exercise of options                                          $2,002,600         1,541,958          $1.30
                                                                                ==============================================


NOTE 12.  Related Party Transactions
--------------------------------------------------------------------------------

Some of the directors of the Bank are also owners or executive officers in other business organizations. The Bank has made loans to these individuals and related companies, as well as to officers of the Bank which, in the opinion of management, are on the same terms as comparable transactions with others. Aggregate loans to these related parties totaled approximately $4,022,000 and $3,567,000 at December 31, 2000 and 1999, respectively. Commitments to extend additional credit to these related parties totaled approximately $2,300,000 at December 31, 2000.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 13.  Leases
--------------------------------------------------------------------------------

The Bank utilizes certain office spaces under operating leases expiring through 2002. Several of these leases have one or more options to renew for periods of three to five years each. The leases provide for increases in rent in accordance with changes in the Consumer Price Index.

Future minimum rental payments required under the operating leases at December 31, 2000 were as follows:


         Year Ending December 31,                   Amount
                   2001                          $  293,907
                   2002                             277,135
                   2003                             165,187
                   2004                             105,086
                   2005                             105,574
                Thereafter                          324,124
                                                 -----------
                                                 $1,271,013
                                                 ===========

Total rent expense (including basic operating expenses) recorded by the Bank for the years ended December 31, 2000 and 1999, was $311,028 and $238,172, respectively.


NOTE 14.  Other Operating Expenses
--------------------------------------------------------------------------------

A summary of other operating expenses is as follows for the years ended December 31, 2000 and 1999:

                                                          2000          1999
                                                      ------------------------
       Data Processing                                $  874,955    $  331,636
       Advertising and business development              312,977       427,930
       Professional fees                                 137,645       250,123
       Supplies and postage                              414,095       368,120
       Directors' fees                                   166,450       265,556
       Miscellaneous                                   1,306,390     1,472,250

                                                      ------------------------
                                                      $3,212,512    $3,115,615
                                                      ========================

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 15.  Salary Savings 401(k) Plan
--------------------------------------------------------------------------------

The Bank sponsors a Salary Savings 401(k) Plan, which requires the Bank to make contributions pursuant to applicable salary savings elections and additional discretionary contributions as may be determined by the Board of Directors. The Bank contributed $81,816 and $59,814 for the years ended December 31, 2000 and 1999, respectively.


NOTE 16. - Restrictions on Retained Earnings and Regulatory Matters
--------------------------------------------------------------------------------

The Bank is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency ("OCC"). Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2000, that the Bank could declare, without the approval of the OCC, amounted to approximately $6,600,000.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks and bank holding companies must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations).

Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on a company's financial statements. The Company and the Bank meet all capital adequacy requirements to which they are subject as of December 31, 2000.

As of December 31, 2000, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 16.  Restrictions on Retained Earnings and Regulatory Matters (Continued)
--------------------------------------------------------------------------------


                                                                                                        To Be Well Capitalized Under
                                                                               For Capital Adequacy        Prompt Corrective Action
                                                        Actual                       Purposes                      Provisions
                                               -------------------------------------------------------------------------------------
As of December 31, 2000                           Amount       Ratio            Amount        Ratio            Amount        Ratio
                                               -------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
   Consolidated                                 $25,388,666     11.7%         $17,354,560      8.0%          $21,693,200     10.0%
   Indian River National Bank                    24,965,100     11.5           17,350,160      8.0            21,687,700     10.0
Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                  22,935,468     10.6            8,677,280      4.0            13,015,920      6.0
   Indian River National Bank                    22,511,902     10.4            8,675,080      4.0            13,012,620      6.0
Tier I Capital (to Average Assets):
   Consolidated                                  22,935,468      7.1           13,003,120      4.0            16,253,900      5.0
   Indian River National Bank                    22,511,902      6.9           13,000,920      4.0            16,251,150      5.0
As of December 31, 1999
Total Capital (to Risk-Weighted Assets):
   Consolidated                                  17,099,796      9.5           14,397,680      8.0            17,997,100     10.0
   Indian River National Bank                    18,799,574     10.4           14,396,880      8.0            17,996,100     10.0
Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                  15,195,379      8.4            7,198,840      4.0            10,798,260      6.0
   Indian River National Bank                    16,895,157      9.4            7,198,440      4.0            10,797,660      6.0
Tier I Capital (to Average Assets):
   Consolidated                                  15,195,379      5.9           10,395,520      4.0            12,994,400      5.0
   Indian River National Bank                    16,895,157      6.5           10,395,120      4.0            12,993,900      5.0

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 17.  Financial Instruments With Off-Balance-Sheet Risk
--------------------------------------------------------------------------------

The Bank, in the normal course of business, is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. The contractual amounts of these instruments reflect the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

These commitments were as follows at December 31, 2000 and 1999:


                                                      2000              1999
                                                  ------------------------------
Commitments to extend credit                      $27,500,000        $21,914,000
Credit card arrangements                            5,192,000          4,534,000
Standby letters of credit                           1,314,000          1,102,000
                                                  ------------------------------
                                                  $34,006,000        $27,550,000
                                                  ==============================


Commitments to extend credit: Commitments to extend credit are commitments to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include cash, accounts receivable, inventory, property, plant and equipment, and residential and commercial real estate.

Standby letters of credit: Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 18.  Concentrations of Risk
--------------------------------------------------------------------------------

Most of the Bank's business activity is with customers located within its primary market area, which generally includes Central Florida. Included in the Bank's loan portfolio (see Note 4) is a concentration of loans related to real estate, a significant portion of which relates to commercial real estate. A substantial portion of its debtors' abilities to honor their contracts is dependent upon the local economy. The economy of the Bank's primary market area is not heavily dependent on any individual economic sector.

Concentration by institution: The Bank also has a substantial concentration of funds with two banks at December 31, 2000. Such concentration consisted of federal funds sold and a deposit account balance and totaled $6,414,232 and $3,212,018, at December 31, 2000 and 1999, respectively. The Bank has not experienced any losses on such accounts.

NOTE 19.  Additional Cash Flow Information
--------------------------------------------------------------------------------

                                                                                                      Year Ended December 31,
                                                                                                 ----------------------------------
                                                                                                     2000                  1999
                                                                                                 ----------------------------------
Cash flows from securities:
    Securities available for sale
      Proceeds from sales                                                                        $  3,012,500          $  8,074,063
      Maturities, calls and paydowns                                                               26,324,182            10,969,617
      Purchases                                                                                   (52,271,979)          (47,961,799)
    Securities held to maturity
      Purchases                                                                                    (5,031,250)           (7,072,200)
      Maturities, calls and paydowns                                                                  475,946                    --
      Purchase of Federal Home Loan Bank stock                                                       (903,700)              (87,900)
                                                                                                 ----------------------------------
                                                                                                 $(28,394,301)         $(36,078,219)
                                                                                                 ==================================
Supplemental disclosures of cash flow information:
      Cash payments for interest                                                                 $ 12,374,074          $  7,322,830
                                                                                                 ==================================
      Cash payments for income taxes                                                             $  1,717,000          $  1,382,000
                                                                                                 ==================================
Supplemental schedule of non-cash investing and financing activities:
      10% stock dividend                                                                         $  1,366,362          $  1,373,678
      2 for 1 stock split                                                                             696,865                    --

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 20.  Fair Value of Financial Instruments
--------------------------------------------------------------------------------


The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:

     Cash  and  cash   equivalents:   The  carrying   amounts  reported  in  the
     consolidated   balance   sheets   for  cash  and   short-term   instruments
     approximated their fair values.

     Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, values are based on carrying values. Fair values for other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Management believes that the allowance for loan losses is an appropriate indication of the applicable credit risk associated with determining the fair value of its loan portfolio and the allowance has been deducted from the estimate fair value of loans.

     Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

     Off-balance-sheet instruments: Fair values for the Bank's off-balance-sheet instruments, primarily lending commitments, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair value for such commitments are nominal.

     Deposit liabilities: The fair values of demand deposits and passbook savings equal their carrying amounts which represents the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Other borrowings: The fair value of other borrowings with variable interest rates approximate their recorded book value due to interest rates that are near market rates. Fair values for fixed-rate borrowings are estimated using a discounted cash flow calculation that applies interest rates currently available on similar borrowings to a schedule of aggregated expected monthly payments due on those borrowings.

     Other liabilities: The carrying amount of other liabilities approximates their fair value.

     Commitments  to  extend  credit  and  other   off-balance-sheet   financial
     instruments - Consideration of the fair value of commitments to extend credit and letters of credit is based on fees charged to enter into similar agreements. Since the fees charged by the Bank are nominal, the estimate of fair value is negligible.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 20.  Fair Value of Financial Instruments (Continued)
--------------------------------------------------------------------------------

Following is a summary of the carrying amounts and approximate fair values of the Bank's financial instruments at December 31, 2000 and 1999:


                                                            ------------------------------------------------------------------------
                                                                          2000                                   1999
                                                            ------------------------------------------------------------------------
                                                              Carrying             Fair               Carrying              Fair
                                                               Amount              Value               Amount               Value
                                                            ------------------------------------------------------------------------
Cash and cash equivalents                                   $ 10,336,581        $ 10,336,581        $  6,714,850        $  6,714,850
Investment securities (including
   Federal Reserve Bank and Federal
   Home Loan Bank stock)                                     120,526,918         120,514,616          89,286,651          89,453,678
Loans receivable                                             197,593,373         197,041,975         166,644,658         166,851,393
Accrued interest receivable                                    2,990,440           2,990,440           2,260,455           2,260,455
Deposits                                                     284,544,664         283,664,790         238,845,951         239,428,367
Other borrowings                                              28,386,788          27,258,851          18,073,953          17,826,345
Other liabilities                                                943,258             943,258             724,533             724,533
Commitments to extend credit                                          --                  --                  --                  --


NOTE 21.  Stock Issuance
--------------------------------------------------------------------------------


The Company offered to sell up to 300,000 newly issued shares of common stock at a price of $25 per share during 2000. Proceeds of $5,195,700 from the sale of 207,808 shares, less issuance costs of $121,739, are included in the accompanying financial statements.

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 22.  Parent Company Only Financial Statements
--------------------------------------------------------------------------------


Condensed financial statements for Indian River Banking Company only are presented below:

INDIAN RIVER BANKING COMPANY
PARENT COMPANY ONLY BALANCE SHEETS
December 31, 2000 and 1999

                                                                                                  2000                      1999
                                                                                              --------------------------------------
                        ASSETS
     Cash                                                                                     $    61,286                $     9,056
     Investment in wholly-owned subsidiaries                                                   22,772,082                 15,290,950
     Other Assets                                                                                 367,093                    137,664
                                                                                              --------------------------------------
                                                                                              $23,200,461                $15,437,670
                                                                                              ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities
      Notes Payable                                                                           $        --                $ 1,845,381
      Other Liabilities                                                                                --                      1,114
                                                                                              --------------------------------------
           Total Liabilities                                                                           --                  1,846,495

  Stockholders' Equity                                                                         23,200,461                 13,591,175
                                                                                              --------------------------------------
                                                                                              $23,200,461                $15,437,670
                                                                                              ======================================

INDIAN RIVER BANKING COMPANY
PARENT COMPANY ONLY STATEMENTS OF OPERATIONS
Years Ended December 31, 2000 and 1999

                                                                                                   2000                    1999
                                                                                               ------------------------------------
Equity in net income of wholly-owned subsidiaries, net                                         $ 2,811,932              $ 2,103,876
Interest income                                                                                     22,115                       --
                                                                                               ------------------------------------
                                                                                                 2,834,047                2,103,876
                                                                                               ------------------------------------
Expenses
     Interest expense                                                                              169,939                  123,742
     Other expense                                                                                 142,406                   32,486
                                                                                               ------------------------------------
                                                                                                   312,345                  156,228
                                                                                               ------------------------------------
Income before income taxes                                                                       2,521,702                1,947,648
Provision for income taxes (benefit)                                                              (109,126)                 (54,952)
                                                                                               ------------------------------------
Net Income                                                                                     $ 2,630,828              $ 2,002,600
                                                                                               ====================================

                                                    INDIAN RIVER BANKING COMPANY
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

NOTE 22.  Parent Company Only Financial Statements (Continued)
--------------------------------------------------------------------------------


Condensed financial statements for Indian River Banking Company only are presented below:

INDIAN RIVER BANKING COMPANY

                                                                                                        2000                1999
                                                                                                     ------------------------------
Cash flow from operating activities:
     Net Income                                                                                      $ 2,630,828        $ 2,002,600
     Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net income of wholly-owned subsidiaries, net                                                (2,811,932)        (2,103,876)
Other                                                                                                   (230,546)           (54,814)
                                                                                                     ------------------------------
         Net cash used in operating activities                                                          (411,650)          (156,090)
                                                                                                     ------------------------------

Cash flow from investing activities:
     Investment in Indian River National Bank                                                         (2,800,000)
     Investment in other assets                                                                               --            (10,000)
                                                                                                     ------------------------------
         Net cash used in investing activities                                                        (2,800,000)           (10,000)
                                                                                                     ------------------------------

Cash flow from financing activities:
     Increase (decrease) in notes payable, net                                                        (1,845,381)            81,061
     Proceeds from issuance of stock                                                                   5,073,961                 --
     Proceeds from exercise of stock options                                                              38,923              4,119
     Cash paid for fractional shares                                                                      (3,623)            (4,411)
                                                                                                     ------------------------------
         Net cash provided by financing activities                                                     3,263,880             80,769
                                                                                                     ------------------------------
Increase (decrease) in cash and cash equivalents                                                          52,230            (85,321)
Cash and cash equivalents:
         Beginning                                                                                         9,056             94,377
                                                                                                     ------------------------------
         Ending                                                                                      $    61,286        $     9,056
                                                                                                     ==============================

NOTE 23.  Subsequent Stock Dividend
--------------------------------------------------------------------------------


The number of shares outstanding and the related stockholders' equity accounts have been retroactively adjusted in the accompanying balance sheet as of December 31, 2000 to reflect a 10% stock dividend declared February 14, 2001.

In addition, earnings per share amounts and information concerning stock options have been adjusted to reflect this stock dividend.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the name, age at March 30, 2000, and principal position with Indian River and Indian River Bank of each person who is a director or executive officer of Indian River as of the date hereof. Indian River's Board of Directors currently consists of ten (10) members, divided into three classes. Members of one class are elected at each annual meeting for a three year term. The year in which each director will stand for reelection is also provided below. Each director of Indian River is also a director of Indian River Bank.

         Name                 Age                        Position                         Term Ends
-----------------------    -----------    ----------------------------------------    ------------------
DIRECTORS

Paul A. Beindorf               44         Vice President Indian River, Executive            2002
                                          Vice President Indian River Bank, Director

William C. Graves, IV          45         Director                                          2003

Griffin A. Greene              42         Director                                          2001

Robert A. Grice                59         Director                                          2002

William B. Marine              45         Director                                          2001

John L. Minton                 49         Chairman of the Board of Directors                2002
                                          Indian River and Indian River Bank

Keith H. Morgan, Jr.           61         Director                                          2001

Daniel R. Richey               42         Director                                          2003

Mary M. Rogers                 59         Vice Chairman of the Board of Directors           2001

John David Smith               52         Director                                          2002


EXECUTIVE OFFICERS

Charles A. Bradley             39         Senior Vice President, Chief Financial
                                          Officer  Indian River Bank; Treasurer
                                          - Indian River

Kevin D. Evans                 35         Vice President - Marketing, Indian River Bank

Daniel C. Fourmont             49         Senior Vice President,  - Consumer
                                          Lending, Indian River Bank

Jeffrey L. Morton              53         Senior Vice President - Residential
                                          Lending, Indian River Bank

Kitty L. Ruehman               53         Senior Vice President - Human
                                          Resources, Indian River Bank,
                                          Secretary, Indian River

J. Ken Smith                   59         Vide President - Senior Credit
                                          Officer, Indian River Bank

Harry J. Traczyk               56         Senior Vice President - President,
                                          Brevard County operations, Indian
                                          River Bank

Diana L. Walker                48         Vice President - Compliance, Indian
                                          River Bank

         Set forth below is certain additional information regarding each director and executive officer of Indian River and Indian River Bank. Except as otherwise stated, the principal occupation indicated has been the person's principal occupation for at least the last five years.

Directors

         Paul A. Beindorf. Mr. Beindorf has been President and chief Executive Officer of Indian River and Indian River bank since April 5, 2001. Prior to being appointed to that position, he was Executive Vice President-Lending, of Indian River Bank and Vice President of Indian River since 1996. Prior to that time Mr. Beindorf served in various positions at Indian River Bank since joining Indian River Bank in 1985. Mr. Beindorf has been a member of the Board of Directors since 1996.

         William C. Graves, IV. Mr. Graves, a director since 1990, has been involved in all aspects of the citrus industry since 1977. Mr. Graves is a grower, individually and as President and co-owner of Tetley Groves, Inc. and Graves and Son, Inc. He is involved in the real estate industry as President and co-owner of Citrus Investment Realty, Inc. and in the fruit marketing and farm equipment businesses.

         Griffin A. Greene. Mr. Greene, a director since 1999, has been involved in the citrus industry since 1982, as President and co-owner of Greene Citrus Management, Inc. and as officer of its affiliated growing, marketing and distribution companies. Mr. Greene is a member of the Board of Directors of the Indian River Citrus League, and from 1997 to 1999 served on the St. John Water Management Board. Mr. Greene is the son of Barnette E. Greene, Jr., director emeritus.

         Robert A. Grice. Mr. Grice, a director of Indian River Bank since 1985 and Indian River since its organization, is president of Bob Grice Insurance Agency, Inc., a general lines insurance agency in Vero Beach, Florida. Mr. Grice is also a citrus grower.

         William B. Marine. Mr. Marine, a director since 1990, has been co-owner of Citrus Source, Inc., a licensed citrus fruit dealer, since 1992. Mr. Marine also owned The Davis House Inn from 1992 to 1998, and Island Hopper Boats, a charter and pleasure boat manufacturer from 1996 to 1999. Mr. Marine is also active in real estate development in the Indian River County area.

         John L. Minton. Mr. Minton, Chairman of the Board of Directors since 1996, has been a director of Indian River Bank since 1985 and of Indian River since its organization. Mr. Minton has been President and Chief Executive Officer of Triple M Investment Company since 1996, and has been employed by that company since 1979. Triple M is a family investment company that controls and operates a number of companies involved in the citrus growing, marketing, packing and real estate businesses.

         Keith H. Morgan, Jr. Mr. Morgan has been a director of Indian River since 1997, and previously served as a director of Indian River Bank from 1985 to 1987. Mr. Morgan has been a partner of Morgan, Jacoby, Thurn & Associates, P.A., a certified public accounting firm in Vero Beach, Florida, since July 1997. From 1984 to July 1997, Mr. Morgan was a partner of KPMG Peat Marwick, a national certified public accounting firm.

         Daniel L. Richey. Mr. Richey, a director of Indian River since 1996, has been involved in the citrus industry since 1981. He currently serves as President of Riverfront Groves, Riverfront Gift Fruit Shippers and Gulfstream Harvesting, Inc. Mr. Richey has served as an officer and director of the Florida Citrus Packers Association at various times since 1985, and of the Indian River Citrus League since 1992. He has served as a member of the advisory board of the citrus division of Ocean Spray since 1989.

         Mary M. Rogers. Mrs. Rogers, Vice Chairman of the Board of Directors since 1996, has been a director of Indian River Bank and Indian River since their organization. Mrs. Rogers has been involved in the citrus industry, and has served as Vice Chairman and Secretary of The Packers of Indian River, Inc., since 1989.

         John David Smith. Mr. Smith, a director of Indian River since 1996, has been a partner of Smith, Todd, McEntee & Company, LLP, a certified public accounting firm in Vero Beach, Florida, since 1988.

Executive Officers Who Are Not Directors

         Charles A. Bradley. Mr. Bradley has been Senior Vice President - Chief Financial Officer of Indian River National Bank since June 1999. Prior to joining Indian River Bank, Mr. Bradley served as Chief Financial Officer of First Federal Savings Bank of Dover, a $110 million federal savings bank in Dover, Ohio, from 1997, as Chief Financial Officer of Bank One Dover, N.A., from 1995 to 1997, and as Vice President - Finance of Bank One Dover from 1991 to 1995. Prior to that time he served in various capacities with Bank One Akron, N.A. from 1984.

         Kevin D. Evans. Mr. Evans has been Vice President - Marketing of Indian River Bank since 1996, and has been with Indian River Bank in various capacities since 1992.

         Daniel C. Fourmont. Mr. Fourmont, Senior Vice President - Consumer Lending of Indian River Bank since 1995 and Retail Branch Coordinator since 1997, has been a loan officer with Indian River Bank since 1985. Prior to joining Indian River Bank, Mr. Fourmont served in various capacities at Florida National Bank, Vero Beach, Florida from 1979 to 1985.

         Jeffrey  R.  Morton.   Mr.  Morton  became  Senior  Vice   President  -
Residential  Lending  in  October  1999,  having  served  as  Vice  President  -
Residential Lending since May 1997. Prior to joining Indian River Bank, Mr. Morton was Vice President - Residential Lending at Port St. Lucie National Bank from 1995 to 1997, and at various times from 1990 to 1994 served as Vice President - Residential Lending at various financial institutions, including SunTrust Bank.

         Kitty L. Ruehman. Mrs. Ruehman, Senior Vice President - Human Resources of Indian River Bank, has been with Indian River since 1986. Prior to joining Indian River Bank, Ms. Ruehman served in various capacities at First Florida Bank from 1984 to 1986, Flagship Bank of Indian River County from 1981 to 1983 and Flagship Bank of Brevard County from 1976 to 1981.

         J. Ken Smith. Mr. Smith, Vice President - Senior Credit Officer of Indian River Bank, has been with Indian River in various capacities since 1991.

         Harry J. Traczyk. Mr. Traczyk, Senior Vice President of Indian River Bank and President of Brevard County operations, has been with Indian River Bank since August 2000. Prior to coming out of retirement to join Indian River Bank, Mr. Traczyk was Senior Vice President - Corporate Banking of Huntington Banks from 1998 to 1999, and from 1974 to 1998 served with First Florida Bank, through its subsequent acquisitions by Barnett Bank, NationsBank and BankAmerica, in various capacities, including as Senior Vice President - Senior Loan Officer.

         Diana L. Walker. Mrs. Walker has been Vice President - Compliance, Audit and Security of Indian River Bank since 1994. Prior to joining Indian River Bank, Ms. Walker served as Senior Vice President - Internal Control, Security and Compliance with Sun Bank of the Treasure Coast from 1984 to 1994, and from 1974 to 1984 was a Compliance Specialist Bank Examiner for the FDIC.

Compliance with Section 16(a) of the Exchange Act

         Not Applicable.

         ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth a comprehensive overview of the compensation during the 2000, 1999 and 1998 fiscal years for Indian River's and Indian River Bank's Chief Executive Officer, and the four other executive officers who received total salary and bonus of $100,000 or more during the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-term
                                                                                     Compensation
                                             Annual Compensation                        Awards
                                                                                  -------------------
                                                                                      Securities
                                                                                      Underlying             All Other
Name and Principal Position          Year          Salary           Bonus             Options(2)          Compensation($)
-----------------------------     -----------    ------------    -------------    -------------------    ------------------
Paul A. Beindorf,                    2000         $101,500         $34,700              14,520              $19,864(3)
      President and Chief            1999          $97,500          $9,506              2,420               $17,733(4)
      Executive Officer,             1998          $86,100         $14,902                0                 $22,279(5)
      Indian River and Indian
      River Bank(1)
Charles A. Bradley, Senior           2000          $83,500         $27,400                0                 $1,673(8)
     Vice President - Chief          1999          $47,833         $ 3,213             13,310(7)            $    0(9)
     Financial Officer,
     Indian River Bank(6)

Daniel C. Fourmont, Senior           2000          $83,000         $26,400               968                 $2,490(9)
     Vice President- Retail          1999          $81,000          $7,897                0                  $2,430(9)
     Banking, Indian River           1998          $74,025         $12,513                0                  $2,220(9)
     Bank

Jeffrey R. Morton, Senior            2000          $85,800         $26,200              9,680                $2,625(9)
     Vice President -                1999          $67,500          $2,406              2,420               $35,370(10)
     Residential Lending,            1998          $56,650            $0                1,730               $43,172(10)
     Indian River Bank

William A. High,                     2000         $162,000         $70,600                0                 $7,400(13)
     Director, President and         1999          $87,500          $6,750          57,041(7)(12)           $14,400(14)
     Chief Executive Officer,
     Indian River and Indian
     River Bank(11)

(1)      Mr. Beindorf became  President and Chief Executive  Officer on April 4, 2001.  Prior to that time, he was Vice President of
         Indian River and Executive Vice President - Lending of Indian River Bank.
(2)      Except as otherwise indicated,  options vest in equal installments over a three year period. All options have been adjusted to reflect 10% stock dividends in 1999, 2000 and 2001 and a two for one stock split in March 2000.
(3)      Represents directors fees of $12,000, 401(k) contribution of $3,000 and club membership fees.
(4)      Represents directors fees of $12,350 and club membership fees.
(5)      Represents directors fees of $18,900 and club membership fees.
(6)      Mr. Bradley joined Indian River in June 1999.
(7)      Mr. Bradley's options vest over a period of seven years with  approximately 40% vesting in year one and 10% vesting in each subsequent year.
(8)      Does not include $21,299 of relocation expense reimbursement.
(9)      Represents 401(k) contribution.
(10)     Represents commissions and 401(k) contributions of $1,700 in 1998 and $2,250 in 1999.
(11)     Mr. High joined Indian River in June 1999 and resigned in April 2001
(12)     Mr.  High's  options vest over a period of seven years with  approximately  40% vesting in year one and 10% vesting in each subsequent year. All options were terminated in connection with Mr. High's resignation.
(13)     Represents club membership fees.
(14)     Represents directors fees of $7,000 and club membership fees. Does not include $43,343 of relocation expense reimbursement.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       Percent of Total
                          Number of Securities        Options Granted to          Exercise
                           Underlying Options         Employees in Fiscal         Price Per
        Name                     Granted                     Year                   Share          Expiration Date
---------------------    ------------------------    ----------------------     --------------     -----------------
Paul A. Beindorf                14,520(1)                   35.09%                 $20.24             12/31/2009

Charles A. Bradley                  0                         N/A                    N/A                 N/A

Daniel C. Fourmont               968(1)                      2.34%                 $20.24             12/31/2009

Jeffrey R. Morton               9,680(1)                    23.39%                 $20.24             12/31/2009

William A. High                     0                         N/A                    N/A                 N/A

(1)      As adjusted to reflect the 10% stock  dividends paid in January 2000 and February 2001 and the two for one stock split paid in March 2000.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                   Number of Securities             Value of Unexercised
                              Shares                              Underlying Unexercised          In-The-Money Options at
                            Acquired on            Value        Options at December 31, 2000         December 31, 2000
        Name                 Exercise            Realized       Exercisable/Unexercisable(1)      Exercisable/Unexercisable
---------------------     ----------------     --------------   ----------------------------    ----------------------------
Paul A. Beindorf                 0                  N/A                6,306/12,100                  $54,306/$24,894

Charles A. Bradley               0                  N/A                 6,665/6,665                  $41,923/$41,923

Daniel C. Fourmont               0                 N/.A                  1,574/565                   $11,518/$3,459

Jeffrey R. Morton                0                  N/A                 9,841/5,013                  $45,380/$26,587

William A. High                  0                  N/A                25,927/25,928                $130,467/$163,087

(1) As adjusted for the 10% stock dividend  paid in February 2001.  Value based on a of $23.64 per share.

EMPLOYEE BENEFIT PLANS

         Indian River Bank provides all officers and full-time employees with group life and medical and dental insurance coverage.

         401(k) Plan. Indian River Bank has a defined contribution 401(k) retirement plan which covers employees that meet certain age and length of service requirements. Under this plan, the Bank will annually contribute a discretionary amount as approved by the Board of Directors. For the years ended December 31, 2000 and 1999, Indian River Bank's contribution amounted to $81,816 and $59,814, respectively.

         Stock Option Plans. Under Indian River's 1995 Incentive Stock Option Plan approved by stockholders in 1995 ("1995 Option Plan"), 112,735 shares of common stock (as adjusted) were available for issuance under options granted between 1995 and 1998. The 1995 Option Plan was designed to enable the Bank to attract and retain qualified personnel and to reward outstanding performance. Eligible employees ("Participants") are those employees, including officers, who at the time options are granted, serve in managerial positions or are deemed to be "key employees" by the Board of Directors. The Board of Directors administered the 1995 Option Plan. No further grants may be made under the 1995 Option Plan. Options outstanding under the 1995 Option Plan will expire no later than 2003.

         At the 2000 Annual Meeting, the shareholders approved a new option plan (the "1999 Option Plan") pursuant to which 302,500 shares of common stock are available for issuance under options granted between October 1999 and October 2009. Options under the 1999 Option Plan may be either incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that are not ISOs ("Non-ISOs"). The purpose of the 1999 Option Plan is to advance the interests of the Bank through providing selected key employees of the Bank with the opportunity to acquire shares of common stock. By encouraging such stock ownership, the Bank seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide additional incentive to key employees and directors of the Bank to promote the success of the business, as measured by the value of its shares, and to increase the commonality of interests among key employees and other stockholders. The 1999 Option Plan is administered by the Board of Directors.

         A participant may, under the 1999 Option Plan, receive additional options notwithstanding the earlier grant of options and regardless of their having been exercised, expired, or surrendered. Participants owning more than 10% of the voting power of all classes of the Bank's voting securities, and of its parent or subsidiary companies, if any, may not receive additional options unless the option exercise price is at least 110% of the fair market value of the common stock and unless the option expires on the fifth anniversary of the date of its grant. All other options granted under the 1999 Option Plan must have an exercise price at least equal to the fair market value of the common stock as of the time of grant, and may expire no later than the tenth anniversary of the date of their grant.

         Option exercise prices are determined by the Board on the date the subject options are granted. In the event of any merger, consolidation, recapitalization, reorganization, reclassification, stock dividend, stock split, combination or subdivision of shares, or similar event in which the number or kind of shares is changed without receipt or payment of consideration by the Bank, the Board will adjust both the number and kind of shares of stock as to which Options may be awarded under the 1999 Option Plan, the affected terms, including exercise price of all outstanding Options and the aggregate number of shares of Common Stock remaining available for grant under the 1999 Option Plan. Options may be exercised in whole or in part and are not transferable except upon the death of the participant. Any unexercised options then existing may be exercised by the transferee under the terms of such options.

         In the absence of Board action to the contrary: (A) an otherwise unexpired ISO, or a Non-ISO granted to an employee, shall cease to be exercisable upon (1) an employee's termination of employment for "just cause", as defined in the 1999 Option Plan, (2) the date three months after an employee terminates service for a reason other than just cause, death, or disability, or
(3) the date one year after an employee terminates service due to disability, or two years after termination of such service due to his death; (B) an unexpired Non-ISO granted to a non-employee director shall be exercisable at any time, but not later than the date on which the Non-ISO would otherwise expire. Notwithstanding the provisions of any Option which provides for its exercise in installments as designated by the Board, such Option shall become immediately exercisable upon the optionee's death or permanent and total disability. Notwithstanding the provisions of any award which provide for its exercise or vesting in installments, on the date of such change in control, all Options issued under the 1999 Option Plan shall be immediately exercisable and fully vested.

         For purposes of the 1999 Option Plan, "change in control" means any one of the following events: (1) the acquisition of ownership of, holding or power to vote more than 51% of Indian River's voting stock; (2) the acquisition of the power to control the election of a majority of Indian River's directors; (3) the exercise of a controlling influence over the management or policies of Indian River by any person or by persons acting as a group within the meaning of
Section 13(d) of the Exchange Act; or (4) the failure during any period of two consecutive years, of individuals who at the beginning of such period constitute the Board of Directors of Indian River (the "Continuing Directors") for any reason to constitute at least two-thirds thereof, provided that any individual whose election or nomination for election as a member of the Board was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director. For purposes of defining "change in control," the term "person" refers to an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not specifically listed. The decision of the Board as to whether a change in control has occurred shall be conclusive and binding.

         As of December 31, 2000, Indian River had options for the purchase of 152,809 shares of common stock issued and outstanding under the 1995 and 1999 Option Plans, as adjusted for the 10% stock dividend paid in February 2001. As of the December 31, 149,691 options to acquire shares of common stock remained available for issuance under the 1999 Option Plan.

         Employment Agreements. In December 1999, Indian River and Indian River Bank entered into an employment agreement with Mr. Bradley pursuant to which Mr. Bradley serves as Chief Financial Officer of each institution. Mr. Bradley's agreement has an initial term of three years, and is subject to automatic one-year extensions of such term each December, provided that neither Indian River nor Mr. Bradley has given written notice of intention not to renew at least 60 days prior to the renewal date. The agreement provides for the payment of cash and other benefits to Mr. Bradley, including a fixed salary, reviewed annually and subject to increase but not decrease, provided that in the absence of any action with respect to his salary rate, Mr. Bradley is entitled to receive an automatic annual salary increase based upon the consumer price index, up to a maximum of 5% per year. Mr. Bradley's current salary is $85,300 per year. Mr. Bradley is entitled to participate in bonus and fringe benefit, incentive compensation, life insurance, medical, profit sharing and retirement plans, and is entitled to reimbursement of reasonable business expenses. With minor exceptions, the agreement terminates, and there are no additional payments due under it, upon termination based upon death, retirement, or just cause (as defined) by Indian River, or upon voluntary termination by Mr. Bradley without good reason (as defined). If Indian River terminates Mr. Bradley without just cause, or if Mr. Bradley terminates the agreement with good reason, Mr. Bradley is entitled to salary and bonuses for the remaining term of the agreement, payable in a lump sum based upon prior year compensation levels. The agreement prohibits conflicts of interest, and requires that Mr. Bradley maintain the confidentiality of nonpublic information regarding Indian River and its customers.

         In the event of a change-in-control of Indian River, Mr. Bradley would be entitled to payment of certain benefits. If within six months prior to, or two years after, a change-in-control, Indian River terminates Mr. Bradley's employment without good cause, or Mr. Bradley voluntarily terminates employment for good reason, then Indian River, or its successor, is required to make a lump-sum cash payment equal to two times the sum of his annual salary at the highest rate in effect during the preceding twelve months and bonuses for the preceding calendar year. Mr. Bradley would also be entitled to continued participation in certain Indian River health and welfare plans. These payments and benefits, are limited, however, so as not to exceed the amount allowable as a deduction under Section 280G of the

Internal Revenue Code. If the lump-sum payment were required to be made to Mr. Bradley as of December 31, 2000, he would be entitled to receive approximately $221,400 under his contract.

         In October 1999, Indian River and Indian River Bank entered into a substantially identical employment agreement with Mr. High, pursuant to which Mr. High served as President and Chief Executive Officer of each institution. Mr. High's agreement was terminated in April 2001 upon his resignation. In connection with his resignation, Indian River made a payments of approximately $567,000 in satisfaction of all amounts which may be owing under Mr. High's employment agreement and the termination of options held by Mr. High.

DIRECTORS' COMPENSATION

         The Board of Directors has adopted the Director Fee Stock Option Plan, pursuant to which each director who is not an employee of Indian River or Indian River Bank is entitled to elect to receive options to purchase shares of common stock, in lieu of cash compensation for attendance at committee meetings. Electing directors were entitled to receive options to purchase 242 shares for service on each committee on which they served in 2000, except that the Chairman received an aggregate of 770 shares for committee service, each as adjusted for the 10% stock dividend paid in February 2001. Electing directors are currently entitled to receive options to purchase 770 shares (as adjusted) for service on each committee for a three year period, subject to adjustment for future stock dividends, splits and similar events, except for the Chairman, who is entitled to receive options to purchase 1,650 shares (as adjusted) for each committee. Such options vest over a three year period. Each of the nonemployee directors has elected to receive options in lieu of committee fees. The options have an exercise price equal to the fair market value of the common stock at the time of grant, are immediately exercisable upon vesting and are of limited transferability. The payment of cash compensation to nonemployee directors for attendance at Board meetings was terminated in 2000.

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information as of February 15, 2001 concerning the number and percentage of shares of Indian River's common stock beneficially owned by its directors and executive officers as of April 5, 2001, and by all such directors and all executive officers as a group, as well as information regarding each other person known by Indian River to own in excess of 5% of the outstanding common stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, Indian River knows of no other person or persons who beneficially own in excess of 5% of the common stock. Further, Indian River is not aware of any arrangement which at a subsequent date may result in a change of control of Indian River.

                                                                  PERCENT OF
                NAME                 NUMBER OF SHARES (1)          CLASS(1)
---------------------------------   -----------------------    -----------------
Directors
Paul A. Beindorf                          38,178(2)                  2.2%
William C. Graves, IV                     29,764(3)                  1.7%
Griffin A. Greene                         48,852(4)                  2.8%
Robert A. Grice                           88,769(5)                  5.0%
William B. Marine                         16,714(6)                  1.0%
John L. Minton                            50,741(7)                  2.9%
Keith H. Morgan, Jr.                      27,940(8)                  1.6%
Daniel R. Richey                          12,427(9)                  0.7%
Mary M. Rogers                            88,184(10)                 5.0%
John David Smith                          29,186(11)                 1.7%

Executive Officers
Charles A. Bradley                         6,655(12)                 0.4%
Kevin D. Evans                             3,892(13)                 0.2%
Daniel C. Fourmont                        23,946(14)                 1.4%
Jeffrey R. Morton                         11,207(15)                 0.6%
Kitty L. Ruehman                          14,311(16)                 0.8%
J. Ken Smith                               3,104(17)                 0.2%
Harry J. Traczyk                             440                     0.0%
Diana L. Walker                            4,124(18)                 0.2%
All directors and executive
officers as a group (18 persons)         498,434(19)                27.4%

Other 5% Shareholders
Barnette E. Greene, Jr.                  154,116(20)                 8.7%
2075 38th Avenue
Vero Beach, Florida  32960

(1) For purposes  hereof,  a person is deemed to be the beneficial owner of securities with respect to which he has or shares voting or investment power. Except as otherwise indicated,  the named beneficial owner has sole voting and investment power with respect to all shares beneficially owned by such person. The percentage of shares owned is based on 1,764,500 shares outstanding as of February
15, 2001, except with respect to individuals  holding options to acquire common stock exercisable  within sixty days of February 15,
2001, in which event represents  percentage of shares issued and outstanding as of February 15, 2001 plus the number of such options held by such person, and all directors and officers as a group, which represents percentage of shares outstanding as of February 15,
2001 plus the number of such options held by all such persons as a group.

(2) Includes 3,770 shares held jointly with Mr. Beindorf's wife, 8,295 shares held by Mr. Beindorf's wife and presently  exercisable options to purchase 12,349 shares of common stock.

(3) Includes 21,324 shares held jointly with Mr. Graves' wife and presently  exercisable  options to purchase 1,496 shares of common stock.  Does not include 7,680 shares of common stock owned by Mr. Graves' wife  individually,  as to which he disclaims  beneficial ownership.

(4) Includes 11,811 shares held jointly with Mr. Greene's wife, 289 shares of common stock owned by Mr. Greene's wife  individually,
4,549 shares held by a limited liability  partnership owned by Mr. Greene's children,  over which he has voting power, and presently exercisable  options to purchase 1,496 shares of common stock. Also includes 25,542 shares of common stock owned by a partnership of which Mr.  Greene is a minority  owner,  of which Mr.  Greene's  parents are each  principal  owners.  Mr. Greene also serves as the
President and is a 35% shareholder of the




corporation which is managing partner and 10% owner of the partnership. Mr. Greene is the son of Barnette E. Greene, Jr., a director emeritus. Mr. Green was appointed to the Board to replace his father upon his retirement from active service on the Board.

(5) Includes presently exercisable options to purchase 1,496 shares of common stock and 85,907 owned jointly with Mr. Grice's wife.

(6) Includes 462 shares held jointly with Mr.  Marine's  wife,  1,201 shares held by Mr.  Marine's wife  individually  and presently exercisable options to purchase 1,496 shares of common stock.

(7) Includes  15,917  shares held jointly with Mr.  Minton's  wife and an aggregate of 17,341  shares held by Mr.  Minton's wife and children individually, and presently exercisable options to purchase 3,344 shares of common stock.

(8) Includes 24,244 shares held jointly with Mr. Morgan's wife and presently  exercisable options to purchase 1,496 shares of common stock.

(9) Includes 7,928 shares held jointly with Mr.  Richey's wife,  3,003 shares held by a corporation of which Mr. Richey is president and presently exercisable options to purchase 1,496 shares of common stock.

(10) Includes 51,044 shares held jointly with Mrs. Rogers'  husband,  3,689 shares held by Mrs.  Rogers' husband  individually,  939 shares held by Mrs.  Rogers' husband as trustee,  11763 shares held by Mrs. Rogers as trustee,  8,682 shares as to which Mrs. Rogers has or shares voting power, and presently exercisable options to purchase 1,496 shares of common stock and.

(11) Includes  1,245 shares held jointly with Mr.  Smith's  sister,  774 shares held as trustee for his minor children and presently exercisable options to purchase 1,496 shares of common stock. Does not include 387 shares held by Mr. Smith's son individually.

(12) Represents presently exercisable options to purchase common stock.

(13) Includes 1,392 shares held by Mr. Evan's wife, and presently exercisable options to purchase 2,212 shares of common stock.

(14) Includes 7,713 shares held jointly with Mr. Fourmont's wife and 4,127 shares owned by Mrs.  Fourmont and presently  exercisable options to purchase 1,574 shares of common stock.

(15) Includes 1,366 shares owned jointly with Mr. Morton's wife and presently exercisable options to purchase 9,841 shares of common stock.

(16) Includes  12,577 shares held jointly with Mrs.  Ruehman's  husband and daughter and presently  exercisable  options to purchase
1,734 shares of common stock.

(17) Includes shares jointly owned with Mr. Smith's wife and presently exercisable options to purchase 2,783 shares of common stock.

(18) Includes 74 shares owned jointly with Mrs.  Walker's  husband,  and presently  exercisable  options to purchase 3,500 shares of common stock

(19) Includes presently exercisable options to purchase an aggregate of 55,960 shares of common stock.

(20) Includes  128,574 shares held by Mr. Greene and his wife as co-trustees and 25,542 shares of common stock held by a partnership of which Mr. Greene and his wife are each 40.5% owners,  and the managing partner of which is a corporation of which Mr. Greene is a
30.5% owner, Vice President and director.  Mr. Greene is a director emeritus,  and is the father of Griffin A. Greene, a director of
Indian River. As a director emeritus, Mr. Green is entitled to attend Board meetings.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Some of the directors of Indian River and its subsidiary, or companies with which they are associated, and some of the executive officers of Indian River and Indian River Bank, were customers of, and had banking transactions with, Indian River Bank during the fiscal year ended December 31, 2000, and Indian River expects that it will have similar transactions in the future. All loans and commitments to make loans to such persons by Indian River Bank were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons; and in the opinion of management, did not and do not involve more than a normal risk of collectibility or present other unfavorable features.

         The maximum aggregate amount of loans to officers, directors and their affiliates during 2000 amounted to $5.7 million representing approximately 25% of Indian River's total shareholders' equity at December 31, 2000. In the opinion of the Board of Directors, the terms of these loans are no less favorable to Indian River Bank than terms of the loans from Indian River Bank to unaffiliated parties. On December 31, 2000, $5.7 million of loans were outstanding to individuals who, during 2000, were officers, directors of Indian River and their affiliates. None of these loans has ever been adversely classified, and all of such loans are current as to the payment of interest and principal.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.       Description of Exhibits
         3(a)              Articles of Incorporation of Indian River, as amended (1)
         3(b)              Bylaws of Indian River (1)
         10(a)             Employment contract between Indian River and William A. High (1)
         10(b)             Employment contract between Indian River and Charles A. Bradley (1)
         10(c)             Indian River 1995 Stock Option Plan (1)
         10(d)             Indian River 1999 Stock Option Plan (1)
         11                Statement of Computation of Per Share Earnings
         21                Subsidiaries of the Registrant

--------------------------
(1)   Incorporated by reference to exhibit of same number to Indian River's registration statement on Form SB-2 (No. 333-36688)

(B)  REPORTS ON FORM 8-K

         On October 24,  2000,  Indian  River filed a report on Form 8-K,  under
Item 5, disclosing the issuance of a press release announcing completion of Indian River's offering and the proceeds thereof, and third quarter earnings.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INDIAN RIVER BANKING COMPANY


Dated April 11, 2001                       By:    /s/ Paul A. Beindorf
                                                --------------------------------
                                                 Paul A. Beindorf, President
                                                     and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                            TITLE                                   DATE
 /s/ Paul A. Beindorf                              President, Chief Executive Officer            April 11, 2001
---------------------------------------------      and Director (Principal Executive Officer)
Paul A. Beindorf


/s/ William C. Graves, IV                          Director                                      April 11, 2001
---------------------------------------------
William C. Graves, IV


/s/ Robert A. Grice                                Director                                      April 11, 2001
---------------------------------------------
Robert A. Grice


/s/ Griffin A. Greene                              Director                                      April 11, 2001
---------------------------------------------
Griffin A. Greene



                                                   Director                                      April __, 2001
---------------------------------------------
William B. Marine


 /s/ John L. Minton                                Chairman of the Board                         April 11, 2001
---------------------------------------------
John L. Minton


/s/ Keith H. Morgan, Jr.                           Director                                      April 11, 2001
---------------------------------------------
Keith H. Morgan, Jr.


/s/ Daniel R. Richey                               Director                                      April 11, 2001
---------------------------------------------
Daniel R. Richey


/s/ Mary M. Rogers                                 Director                                      April 11, 2001
---------------------------------------------
Mary M. Rogers




/s/ John David Smith                               Director                                      April 11, 2001
---------------------------------------------
John David Smith


/s/ Charles A. Bradley                             Vice President, Treasurer and                 April 11, 2001
---------------------------------------------      Chief Financial Officer (Principal
Charles A. Bradley                                 Accounting and Financial Officer)
