Form 10QSB
period 2001-03-31
INDIAN RIVER BANKING COMPANY
filed 2001-05-15
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

(_)             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission File Number 000-32643


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]   No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of May 11, 2001, the registrant had 1,765,851 shares of Common Stock outstanding.

Item 1 - Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                         March 31, 2001         December 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)                 (Note)
Cash and due from banks                                                         $ 10,639,606             $ 10,336,581
Federal funds sold                                                                 4,676,309                  493,000
Securities available for sale                                                     96,696,132              107,215,355
Securities held to maturity                                                       13,152,772               11,609,513
Other securities                                                                   1,844,950                1,702,050
Loans, net                                                                       203,085,079              197,593,373
Bank premises and equipment, net                                                   4,106,758                3,816,994
Accrued interest receivable                                                        2,444,719                2,990,440
Other assets                                                                         950,455                1,317,865
                                                                                ------------             ------------
              TOTAL ASSETS                                                      $337,596,780             $337,075,171
                                                                                ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Noninterest-bearing demand deposits                                          $ 43,264,850             $ 41,435,265
   Interest-bearing deposits:
       NOW and money market                                                       30,479,156               29,718,045
       Savings                                                                    65,791,643               64,335,447
       Time deposits                                                             137,751,283              149,055,907
                                                                                ------------             ------------
              TOTAL DEPOSITS                                                     277,286,932              284,544,664
Other borrowings                                                                  34,018,694               28,386,788
Other liabilities                                                                  1,625,699                  943,258
                                                                                ------------             ------------
              TOTAL LIABILITIES                                                  312,931,325              313,874,710
                                                                                ------------             ------------
Stockholders' Equity
   Preferred stock                                                                        --                       --
   Common stock                                                                    1,765,851                1,604,287
   Capital surplus                                                                16,385,247               14,194,611
   Retained earnings                                                               5,540,750                7,136,570
   Accumulated other comprehensive income                                            973,607                  264,993
                                                                                ------------             ------------
              TOTAL STOCKHOLDERS' EQUITY                                          24,665,455               23,200,461
                                                                                ------------             ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $337,596,780             $337,075,171
                                                                                ============             ============

The condensed consolidated balance sheet at December 31, 2000 is derived from the audited consolidated balance sheet at that date.

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                                               2001                 2000
---------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                                                  $4,349,294           $3,659,933
   Investment securities and due from banks                                                  2,031,840            1,745,019
   Federal funds sold                                                                            8,821                2,375
                                                                                            ----------           ----------
                                                                                             6,389,955            5,407,327
                                                                                            ----------           ----------
Interest expense:
   Deposits                                                                                  2,857,503            2,306,736
   Other                                                                                       459,267              313,578
                                                                                            ----------           ----------
                                                                                             3,316,770            2,620,314
                                                                                            ----------           ----------
              NET INTEREST INCOME                                                            3,073,185            2,787,013
Provision for loan losses                                                                      120,000              165,000
                                                                                            ----------           ----------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            2,953,185            2,622,013
                                                                                            ----------           ----------
Other income:
   Service charges and fees                                                                    350,488              299,476
   Gain on sale of securities                                                                   20,525                   --
   Gain on sale of loans                                                                       247,398              119,473
   Other                                                                                       172,693              156,249
                                                                                            ----------           ----------
                                                                                               791,104              575,198
                                                                                            ----------           ----------
Other expense:
   Salaries and benefits                                                                     1,195,152            1,201,780
   Occupancy and equipment                                                                     367,005              388,101
   Office expenses and insurance                                                               983,584              593,772
                                                                                            ----------           ----------
                                                                                             2,545,741            2,183,653
                                                                                            ----------           ----------
              INCOME BEFORE INCOME TAXES                                                     1,198,548            1,013,558
Provision for income taxes                                                                     453,706              361,124
                                                                                            ----------           ----------
              NET INCOME                                                                    $  744,842           $  652,434
                                                                                            ==========           ==========

Basic earnings per share                                                                    $     0.42           $     0.43
                                                                                            ==========           ==========

Diluted earnings per share                                                                  $     0.41           $     0.42
                                                                                            ==========           ==========


See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                                              Three Months Ended March 31,
                                                                                                  2001              2000
                                                                                              ----------------------------
Net income                                                                                    $  744,842        $  652,434
Other comprehensive income, net of tax:
        Unrealized gain (loss) on investments available-for-sale arising during the Period, net of taxes of $416,171 and $(134,607) in 2001 and
          2000, respectively                                                                     708,614          (239,313)
                                                                                              ----------        ----------
Comprehensive income                                                                          $1,453,456        $  413,121
                                                                                              ==========        ==========

See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                                                Accumulated
                                          Common Stock                                             Other              Total
                                      ----------------------     Capital         Retained      Comprehensive      Stockholders'
                                      Shares        Amount       Surplus         Earnings      Income (Loss)          Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000              633,666   $    633,666   $  8,685,986    $  5,875,727    $ (1,604,204)      $ 13,591,175
      10% stock dividend               63,199         63,199      1,303,164      (1,366,362)             --                 --
      Fractional shares                    --             --             --          (3,622)             --             (3,622)
      2 for 1 stock split             696,865        696,865       (696,865)             --              --                 --
      Net income                           --             --             --         652,434              --            652,434
      Other comprehensive loss,
        Unrealized loss on
        securities, net of tax             --             --             --              --        (239,313)          (239,313)
                                    ------------------------------------------------------------------------------------------
Balance, March 31, 2000             1,393,730   $  1,393,730   $  9,292,285    $  5,158,176    $ (1,843,517)      $ 14,000,674
                                    ==========================================================================================

Balance, January 1, 2001            1,604,287   $  1,604,287   $ 14,194,611    $  7,136,570    $    264,993       $ 23,200,461
      10% stock dividend              160,192        160,192      2,177,009      (2,337,201)             --                 --
      Fractional shares                    --             --             --          (3,461)             --             (3,461)
      Shares issued                     1,372          1,372         13,627              --              --             14,999
      Net income                           --             --             --         744,842              --            744,842
      Other comprehensive income,
        Unrealized gain on
        securities, net of tax             --             --             --              --         708,614            708,614
                                    ------------------------------------------------------------------------------------------
Balance, March 31, 2001             1,765,851   $  1,765,851   $ 16,385,247    $  5,540,750    $    973,607       $ 24,665,455
                                    ==========================================================================================


See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                                           2001                  2000
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                                         $    744,842           $    652,434
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Gain on sale of securities                                                           (20,525)                    --
      Depreciation and amortization                                                        176,938                209,737
      Provision for loan losses                                                            120,000                165,000
      Increase in loans held for sale                                                   (1,424,000)              (241,000)
      Decrease (increase) in other assets                                                  496,960                (43,539)
      Increase in other liabilities                                                        682,441                491,149
                                                                                      ------------           ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                    776,656              1,233,781
                                                                                      ------------           ------------
Cash Flows From Investing Activities
   Cash flows from securities, net                                                       9,981,646            (19,935,155)
   Loan originations and principal collections on loans, net                            (4,187,706)            (5,802,789)
   Purchases of premises and equipment                                                    (469,974)              (269,923)
                                                                                      ------------           ------------
              NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES                        5,323,966            (26,007,867)
                                                                                      ------------           ------------
Cash Flows From Financing Activities
   Net increase (decrease) in deposits                                                  (7,257,732)            22,456,220
   Increase in other borrowings, net                                                     5,631,906              5,007,143
   Cash paid for fractional shares                                                          (3,461)                (3,622)
    Shares issued                                                                           14,999                     --
                                                                                      ------------           ------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (1,614,288)            27,459,741
                                                                                      ------------           ------------
              NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,486,334              2,685,655
Cash and cash equivalents:
   Beginning                                                                            10,829,581              6,714,850
                                                                                      ------------           ------------
   Ending                                                                             $ 15,315,915           $  9,400,505
                                                                                      ============           ============


See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Indian River Banking Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2000.

The accompanying condensed consolidated financial statements include the accounts of Indian River Banking Company and its wholly-owned subsidiaries, Indian River National Bank, a federally-chartered independent community bank, and Indian River Title Company, L.L.C.. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold.

NOTE 2.     INVESTMENT SECURITIES

The amortized cost and fair values of securities held to maturity are summarized as follows.

                                                                                       March 31, 2001
                                                             -----------------------------------------------------------------------
                                                                                Estimated            Estimated          Estimated
                                                               Amortized        Unrealized           Unrealized           Market
                                                                  Cost             Gains               Losses              Value
                                                             -----------------------------------------------------------------------
State, county and municipal securities                       $  2,024,826       $     96,358        $         --        $  2,121,184
Mortgage-backed securities                                      8,069,874             44,468              (8,032)          8,106,310
U.S. Government corporations
     and agencies                                               3,058,072                 --             (43,972)          3,014,100
                                                             -----------------------------------------------------------------------
                                                             $ 13,152,772       $    140,826        $    (52,004)       $ 13,241,594
                                                             =======================================================================

                                                                                     December 31, 2000
                                                             -----------------------------------------------------------------------
                                                                                 Estimated           Estimated           Estimated
                                                               Amortized         Unrealized          Unrealized            Market
                                                                  Cost             Gains               Losses              Value
                                                             -----------------------------------------------------------------------
State, county and municipal securities                       $  2,024,869       $     74,782        $         --        $  2,099,651
Mortgage-backed securities                                      9,584,644              6,745             (93,828)          9,497,561
                                                             -----------------------------------------------------------------------
                                                             $ 11,609,513       $     81,527        $    (93,828)       $ 11,597,212
                                                             =======================================================================

Securities available-for-sale: The amortized cost and fair values of securities available-for-sale are summarized as follows:

                                                                                    March 31, 2001
                                                       -----------------------------------------------------------------------------
                                                                            Estimated             Estimated              Estimated
                                                        Amortized           Unrealized            Unrealized               Market
                                                           Cost                Gains                 Losses                Value
                                                       -----------------------------------------------------------------------------
U.S. Government corporations
   and agencies                                        $ 50,038,098         $    965,809          $         --          $ 51,003,907
Corporate securities                                     36,956,664              526,803               (73,493)           37,409,974
Mortgage-backed securities                                8,155,961              135,947                (9,657)            8,282,251
                                                       -----------------------------------------------------------------------------
                                                       $ 95,150,723         $  1,628,559          $    (83,150)         $ 96,696,132
                                                       =============================================================================

                                                                                   December 31, 2000
                                                      ------------------------------------------------------------------------------
                                                                             Estimated             Estimated             Estimated
                                                        Amortized            Unrealized            Unrealized              Market
                                                           Cost                Gains                 Losses                Value
                                                      ------------------------------------------------------------------------------
U.S. Government corporations
   and agencies                                       $  77,742,018        $     474,924         $    (336,395)        $  77,880,547
Corporate securities                                     21,631,219              214,481                (1,397)           21,844,303
Mortgage-backed securities                                7,421,494               78,364                (9,353)            7,490,505
                                                      ------------------------------------------------------------------------------
                                                      $ 106,794,731        $     767,769         $    (347,145)        $ 107,215,355
                                                      ==============================================================================


NOTE 3.     LOANS

The composition of net loans is as follows at March 31, 2001 and December 31, 2000:

                                                                                                   2001                     2000
                                                                                               -------------------------------------
Real estate:
   Construction and land development and other land loans                                      $ 26,107,561             $ 21,425,673
   Farmland                                                                                       1,703,290                1,729,816
   One to four family residential                                                                81,715,528               81,206,312
   Multifamily residential                                                                        2,405,067                1,116,957
   Nonfarm, nonresidential                                                                       61,012,654               59,873,592
Agriculture                                                                                       2,477,139                3,236,348
Commercial and industrial                                                                        12,901,726               13,048,200
Consumer                                                                                         14,649,080               15,243,558
Other                                                                                             2,662,621                3,171,631
                                                                                               -------------------------------------
                                                                                                205,634,666              200,052,087
Less Allowance for loan losses                                                                    2,544,225                2,453,198
         Unearned discount                                                                            5,362                    5,516
                                                                                               -------------------------------------
Loans, net                                                                                     $203,085,079             $197,593,373
                                                                                               =====================================

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

Activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000 is as follows:

                                                 2001                          2000
                                             ------------------------------------------
Balance, beginning                           $ 2,453,198                   $ 1,904,417
Provision for loan losses                        120,000                       165,000
Loans charged off                                (38,471)                      (31,437)
Recoveries of amounts charged off                  9,498                        17,957
                                             -----------------------------------------
Balance, ending                              $ 2,544,225                   $ 2,055,937
                                             =========================================


NOTE 5.     EARNINGS PER SHARE

Basic earnings per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding, adjusted for stock dividends and splits occurring subsequent to year-end (the denominator). Diluted earnings per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

Following is information about the computation of the earnings per share data for the three months ended March 31, 2001 and 2000 respectively (after adjusting for 10% stock dividends in 2001 and 2000 and a 2 for 1 stock split effective March 31, 2000):

                                                                                  Common           Per-Share
                                                          Net Earnings            Shares            Amounts
                                                          -------------------------------------------------
Three Months Ended March 31, 2001:
   Basic earnings per share, income available to
      Common stockholders                                   $ 744,842            1,764,682           $0.42
      Effect of dilutive securities, options                       --               38,226  ==============
                                                          --------------------------------

   Diluted earnings per share                               $ 744,842            1,802,908           $0.41
                                                          ================================================

                                                                                  Common           Per-Share
                                                          Net Earnings            Shares            Amounts
                                                          -------------------------------------------------
Three Months Ended March 31, 2000:
   Basic earnings per share, income available to
      Common stockholders                                   $ 652,434            1,533,103            $0.43
      Effect of dilutive securities, options                       --               38,987  ===============
                                                            ------------------------------

   Diluted earnings per share                               $ 652,434            1,572,090            $0.42
                                                            ===============================================



NOTE 6.     OTHER BORROWINGS

Other borrowings consists of the following at March 31, 2001 and December 31, 2000.

                                                                                  2001                2000
                                                                              --------------------------------
Overnight advance under line of credit with SunTrust Bank, interest
    Payable daily at a rate that adjusts daily                                $        --          $ 2,200,000
Advances under line of credit with Federal Home Loan Bank:
   Overnight advance, interest payable monthly at a rate that adjusts
      Daily                                                                            --            7,900,000
   Advance, interest payable monthly at a fixed rate of 6.44%,
      With equal semiannual principal payments of $142,857
      Through September 2004                                                    1,000,000            1,142,857
   Convertible advance due March 2008, interest payable quarterly
      at a fixed rate of 5.51%                                                  2,000,000            2,000,000
   Advance due May 2001, interest payable monthly at an
      Adjustable rate, 5.17% at March 31, 2001                                  5,000,000            5,000,000
   Advance due September 2001, interest payable monthly at an
      Adjustable rate, 5.07% at March 31, 2001                                  5,000,000            5,000,000
    Convertible advance due January 2011, interest payable quarterly
      at a fixed rate of 4.41%                                                 10,000,000                   --
Overnight repurchase agreements payable                                        11,018,694            5,143,931
                                                                              --------------------------------
                                                                              $34,018,694          $28,386,788
                                                                              ================================

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

         Indian River is a one-bank holding company for Indian River Bank and is headquartered in Vero Beach, Florida. Indian River Bank is a growing community bank serving individuals and small to medium sized businesses with special focus on real estate related lending and the professional community. The Bank operates four branches in Indian River County and three branches in Brevard County, one of which began operations in April 2001. The Bank offers deposit accounts and associated services to businesses and individuals and makes loans and invests in qualified securities. In addition, the Bank's income includes fees on deposit accounts and loans.

FINANCIAL CONDITION

Total Assets

         Indian River's total assets were $337.6 million at March 31, 2001, a 0.15% increase from $337.1 million at December 31, 2000.

Loans Receivable

         Loans were $203.1 million at March 31, 2001, an increase of $5.5 million from December 31, 2000. Indian River experienced increases in categories of construction and land development ($4.7 million, or 21.85%), one to four family residential ($509 thousand, or .63%), multi-family residential ($1.3 million, or 115.3%) and non-farm and non-residential ($1.1 million, or 1.90%). There were also several loan categories that experienced decreases including farmland ($27 thousand, or 1.53%), agriculture ($759 thousand, or 23.46%), commercial and industrial ($146 thousand, or 1.12%), consumer loans ($594 thousand, or 3.90%), and other loans ($509 thousand, or 16.05%).

         Indian River's deposits decreased $7.2 million, or 2.55% from $284.5 million at December 31, 2000 to $277.3 million at March 31, 2001. Increases occurred in demand deposits ($1.8 million, or 4.42%), NOW and money market deposits ($0.8 million or 2.56%), and savings deposits ($1.5 million, or 2.26%). These increases were offset by decreases in time deposits ($11.3 million, or 7.58%) as compared to December 31, 2000.

Shareholders' Equity

         Shareholders' equity increased by $1.5 million, or 6.31% due primarily to earnings of $744.8 thousand for the quarter ended March 31, 2001, and improvement in accumulated other comprehensive income, which increased $708.6 thousand during the first three months of 2001.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net Income

         For the first three months of 2001, Indian River recorded net income of $744.8 thousand. This was $92.4 thousand, or 14.2%, more than the $652.4 thousand in net income recorded for the first three months of 2000. On a per share basis, basic and diluted earnings declined by $0.01, to $0.42 and $0.41 for the three months ended March 31, 2001, as compared to $0.43 and $0.42, for the same period in 2000. This decline is the result of the issuance of 207,828 additional shares of common stock in October 2000.

         Net interest income increased $286.2 thousand, or 10.27%, for the first three months of 2001 compared to the same period in 2000. This increase in net interest income was complimented or offset by an increase in other income of $215.9 thousand, or 37.54%, a decrease in the provision for loan losses of $45.0 thousand, or 27.27%, an increase in other expenses of $362.1 thousand, or 16.58%, and an increase in taxes on income of $92.4 thousand, or 25.64%.

Net Interest Income

         Net interest income increased to $3.1 million for the first three months of 2001 from $2.8 million for the same period in 2000 as the $1.0 million, or 18.17% increase in interest income was only partially offset by a $0.7 million, or 26.58% increase in interest expense. Yields on Indian River's interest-earning assets decreased by 21 basis points, and the rates paid on Indian River's interest-bearing liabilities increased by 40 basis points, resulting in a reduction in the interest rate spread to 3.07% for the first three months of 2001 from 3.68% for the first three months of 2000. Net interest margin also declined to 3.87% from 4.37%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 1.18% for the first three months of 2001 from 1.17% for the first three months of 2000.

         Total interest income for the first three months of 2001 was $6.4 million, a 18.17% increase from $5.4 million during the same period in 2000. The principal factor in the increase of interest income was the $50.1 million increase in average interest-earning assets. Indian River's average loans increased $32.2 million, or 18.91%, and the related yield decreased to 8.58% for the first three months of 2001 from 8.89% in 2000. During the same period, average investment securities increased $17.4 million, or 17.20%, and the related yield decreased to 6.86% from 6.91%.

         Total interest expense for the first three months of 2001 was $3.3 million, an increase of 26.58% from $2.6 million for the same period in 2000. The increase in total interest expense can be attributed to increases in the rates paid on average interest-bearing liabilities, which increased to 4.87% from 4.47% and in the average balances outstanding of interest-bearing liabilities. During the same period, average interest-bearing liabilities increased $40.8 million, or 17.61%.

         The decline in yields on earning assets for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 is primarily the result of the action of the Federal Reserve in decreasing market interest rates, which resulted in the adjustment of interest rates on the Bank's variable loans, which comprise over half of the loan portfolio. Additionally, the call of investment securities during the first quarter as issuers refinanced obligations at lower rates resulted in the reinvestment of the proceeds in lower yielding securities. The increase in yields on deposits during the quarter ended March 31, 2001 as compared to March 31, 2000 is primarily a result of deposit specials run in 2000. During 2000, the Bank aggressively priced certificates of deposit to obtain funds to fund the growth of the loan portfolio. These deposits, which were primarily six to thirteen months, were entered into prior to the rate reductions and continued the Bank's higher deposit costs through the first quarter. The decline in deposits since year end is primarily reflective of the intentional run off of such deposits, as the Bank did not offer deposit specials in the first quarter, relying on alternative funding sources, including Federal Home Loan Bank borrowing, to fund loan growth.

Other Income

         Other income increased by $215.9 thousand for the first three months of 2001 compared to the same period of 2000. This increase was due to increases in service charges and fees of $51.0 thousand, resulting from the higher level of deposits and increased number of deposit accounts , gain on securities sales of $20.5 thousand, gain on sale of loans of $127.9 thousand, and other of $16.5 thousand.

Other Expenses

         Indian River's other expenses increased $362.1 thousand for the first three months of 2001 compared to the same period in 2000. This increase was primarily the result of a $389.8 thousand increase in office expense and insurance expense. The increased office and insurance expense is due primarily to the construction of the Rockledge office, remodeling of older facilities, and using a service bureau to support deposit operations.

Provision for Loan Losses

         Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Condensed Consolidated Financial Statements for additional information. At March 31, 2001, total nonperforming loans were $216 thousand, or 0.10% of total loans, compared to $128 thousand, or 0.06% of total loans at December 31, 2000.

         The following table allocates the allowance for loan losses by loan category. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                   March 31, 2001                       Dec. 31, 2000
                                             -------------------------------------------------------------
                                             Amount               %               Amount               %
                                             -------------------------------------------------------------
                                                               (dollars in thousands)
Commercial, Agricultural                     $  370              7.50%            $   66              8.30%
Real estate construction                        233             12.70                 39              5.20
Real estate mortgage                          1,606             71.40              1,400             76.10
Consumer, other                                 335              8.40                399             10.40
                                             -------------------------------------------------------------

Total Allowance for loan losses              $2,544            100.00%            $1,904            100.00%
                                             =============================================================

Non-Performing Assets

         Indian River Bank's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $216 thousand at March 31, 2001 compared to $128 thousand at December 31, 2000. The percentage of non-performing assets to total assets increased to 0.06% at March 31, 2001 from 0.03% at December 31, 2000.

         Non-performing assets at March 31, 2001 consisted of non-accrual loans in the amount of $198 thousand and loans past due over 90 days of $18 thousand.

Taxes on Income

         Indian River's tax expense was $454 thousand for the first three months of 2001 and $361 thousand for the same period in 2000, as a result of the higher level of pre-tax income.

Liquidity

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds and securities available for sale of $101.4 million at March 31, 2001, reflected a decrease of $4.7 million from December 31, 2000, or 4.40%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At March 31, 2001, Indian River had available credit of $13 million under lines of credit at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has a $43.9 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance increased to $23 million as of March 31, 2001. This line may be utilized as a supplementary source of funding growth for the Bank. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2001, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 11.05%, a Tier 1 risk-based capital ratio of 9.98%, and a leverage ratio of 7.03%. As of March 31, 2001, Indian River Bank also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

CAPITAL RESOURCES

         In the first three months of 2001, total shareholders' equity increased $1.5 million, or 6.31%, as a result of earnings and an increase in accumulated other comprehensive income. Earnings contributed $744.8 thousand to shareholders' equity this three month period. Accumulated other comprehensive gains contributed $708.6 thousand to shareholders' equity during this three month period.

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

SUBSEQUENT EVENT

         On April 4, 2001, Indian River accepted the resignation of William A High as President, Chief Executive Officer and Director of Indian River and the Bank. Paul A. Beindorf, previously Vice President of Indian River and Executive Vice President - Lending of the Bank, was appointed President and Chief Executive Officer of the Company and Bank.

         In connection with Mr. High's resignation, Indian River will take one time, pre-tax charge in the second quarter of approximately $567,000, or approximately $357,000 after taxes, in respect of payments in satisfaction of all amounts which may be owing under Mr. High's employment agreement and the termination of options held by Mr. High. Indian River presently expects that it will take into income approximately $85,000, on a pretax basis, relating to accruals for Mr. High's bonus and deferred compensation and excess severance accurals.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

                  None.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3(a)       Articles of Incorporation of Indian River, as amended (1)
         3(b)       Bylaws of Indian River (1)
         10(a)      Employment contract between Indian River and Charles A.
                    Bradley (2)
         10(b)      Indian River 1995 Stock Option Plan (3)
         10(c)      Indian River 1999 Stock Option Plan (4)
         11         Statement of Computation of Per Share Earnings

                    Please refer to Note 5 to the Condensed Consolidated Financial Statements

         21         Subsidiaries of the Registrant

--------------------------
(1) Incorporated by reference to exhibit of same number to Indian River's registration statement on Form SB-2 (No. 333-36688)
(2) Incorporated by reference to exhibit 10(b) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(3) Incorporated by reference to exhibit 10(c) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(4) Incorporated by reference to exhibit 10(d) to Indian River's registration statement on Form SB-2 (No. 333-36688)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001. On April 5, 2001, Indian River filed a report on Form 8-K, under
Item 5 thereof, reporting the resignation of its President/CEO and payments made in connection with the resignation, and the appointment of a new President/CEO.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INDIAN RIVER  BANKING COMPANY
                                        (Registrant)



May 14, 2001                            By:  /s/ Paul A. Beindorf
                                            ------------------------------------
                                             Paul A. Beindorf, President and
                                             Chief Executive Officer



May 14, 2001                            By:  /s/ Charles A. Bradley
                                            ------------------------------------
                                            Charles A. Bradley,  Vice President,
                                            Treasurer and Chief Financial
                                            Officer (Principal Accounting and
                                            Financial Officer