Form 10QSB
period 2001-06-30
INDIAN RIVER BANKING COMPANY
filed 2001-08-20
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                ---------   -----------


                        Commission File Number 000-32643


                          Indian River Banking Company
             (Exact name of registrant as specified in its charter)

          Florida                                        59-2931518
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

958 20th Place, Vero Beach, Florida                       32960
(Address of principal executive offices)                (Zip Code)

                                  561.569.9200
              (Registrant's telephone number, including area code)


                                        N/A
 (Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of July 31, 2001, the registrant had 1,766,711 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one) [ ] Yes [x] No

Item 1 - Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                           June 30, 2001           December 31, 2000
----------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)                 (Note)

Cash and due from banks                                          $ 12,045,635             $ 10,336,581
Federal funds sold                                                 15,476,545                  493,000
Securities available for sale                                     122,340,626              107,215,355
Securities held to maturity                                        10,181,037               11,609,513
Other securities                                                    1,898,950                1,702,050
Loans, net                                                        207,161,326              197,593,373
Bank premises and equipment, net                                    4,169,500                3,816,994
Accrued interest receivable                                         2,767,683                2,990,440
Other assets                                                        1,053,883                1,317,865
                                                                 -------------------------------------
              TOTAL ASSETS                                       $377,095,185             $337,075,171
                                                                 =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits                           $ 43,817,999             $ 41,435,265
   Interest-bearing deposits:
       NOW and money market                                        31,296,195               29,718,045
      Savings                                                      83,095,076               64,335,447
       Time deposits                                              142,477,816              149,055,907
                                                                 -------------------------------------
              TOTAL DEPOSITS                                      300,687,086              284,544,664
    Other borrowings                                               49,293,590               28,386,788
    Other liabilities                                               1,684,175                  943,258
                                                                 -------------------------------------
              TOTAL LIABILITIES                                   351,664,851              313,874,710
                                                                 -------------------------------------
Stockholders' Equity
   Preferred stock                                                       --                       --
   Common stock                                                     1,766,323                1,604,287
   Capital surplus                                                 16,390,738               14,194,611
   Retained earnings                                                6,168,164                7,136,570
   Accumulated other comprehensive income                           1,105,109                  264,993
                                                                 -------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                           25,430,334               23,200,461
                                                                 -------------------------------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $377,095,185             $337,075,171
                                                                 =====================================



Note: The condensed consolidated balance sheet at December 31, 2000 is derived from the audited consolidated balance sheet at that date.

      See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)


                                                                              2001                 2000
----------------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                                 $4,487,358           $3,863,555
   Investment securities and due from banks                                 1,887,996            2,014,478
   Federal funds sold                                                          61,000                4,872
                                                                           -------------------------------
                                                                            6,436,354            5,882,902
                                                                           -------------------------------
Interest expense:
   Deposits                                                                 2,723,530            2,523,107
   Other                                                                      515,573              473,796
                                                                           -------------------------------
                                                                            3,239,103            2,996,903
                                                                           -------------------------------
              NET INTEREST INCOME                                           3,197,251            2,886,002
Provision for loan losses                                                     120,000              165,000
                                                                           -------------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           3,077,251            2,721,002
                                                                           -------------------------------
Other income:
   Service charges and fees                                                   426,237              326,615
   Gain on sale of securities                                                  36,586                 --
   Gain on sale of loans                                                      440,781              192,555
   Other                                                                      183,879              128,230
                                                                           -------------------------------
                                                                            1,087,483              647,400
                                                                           -------------------------------
Other expense:
   Salaries and benefits                                                    1,703,091            1,106,087
   Occupancy and equipment                                                    380,693              390,355
   Office expenses and insurance                                            1,104,232              804,245
                                                                           -------------------------------
                                                                            3,188,016            2,300,687
                                                                           -------------------------------
              INCOME BEFORE INCOME TAXES                                      976,718            1,067,715
Provision for income taxes                                                    349,304              376,821
                                                                           -------------------------------
              NET INCOME                                                   $  627,414           $  690,894
                                                                           ===============================

Basic earnings per share                                                   $     0.36           $     0.45
                                                                           ===============================

Diluted earnings per share                                                 $     0.35           $     0.44
                                                                           ===============================



See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)



                                                                              2001                  2000
-----------------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                                $ 8,836,652           $ 7,523,488
   Investment securities and due from banks                                 3,919,836             3,759,497
   Federal funds sold                                                          69,821                 7,247
                                                                          ---------------------------------
                                                                           12,826,309            11,290,232
                                                                          ---------------------------------
Interest expense:
   Deposits                                                                 5,581,033             4,829,843
   Other                                                                      974,840               787,374
                                                                          ---------------------------------
                                                                            6,555,873             5,617,217
                                                                          ---------------------------------
              NET INTEREST INCOME                                           6,270,436             5,673,015
Provision for loan losses                                                     240,000               330,000
                                                                          ---------------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           6,030,436             5,343,015
                                                                          ---------------------------------
Other income:
   Service charges and fees                                                   776,725               626,091
   Gain on sale of securities                                                  57,111                  --
   Gain on sale of loans                                                      688,179               312,028
   Other                                                                      356,572               284,479
                                                                          ---------------------------------
                                                                            1,878,587             1,222,598
                                                                          ---------------------------------
Other expense:
   Salaries and benefits                                                    2,898,243             2,307,867
   Occupancy and equipment                                                    747,698               778,456
   Office expenses and insurance                                            2,087,816             1,398,017
                                                                          ---------------------------------
                                                                            5,733,757             4,484,340
                                                                          ---------------------------------
              INCOME BEFORE INCOME TAXES                                    2,175,266             2,081,273
Provision for income taxes                                                    803,010               737,945
                                                                          ---------------------------------
              NET INCOME                                                  $ 1,372,256           $ 1,343,328
                                                                          =================================

Basic earnings per share                                                  $      0.78           $      0.88
                                                                          =================================

Diluted earnings per share                                                $      0.76           $      0.86
                                                                          =================================



See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)



                                                                                                           Three Months Ended
                                                                                                                June 30,
                                                                                                          2001             2000
                                                                                                      -----------------------------
Net income                                                                                            $   627,414       $   690,894
Other comprehensive income, net of tax:
        Unrealized gain (loss) on investments available-for-sale arising during the period, net of taxes (benefits) of $77,231 and $(151,100) in 2001
          and 2000, respectively                                                                          131,502          (268,622)
                                                                                                      -----------------------------
Comprehensive income                                                                                  $   758,916       $   422,272
                                                                                                      =============================



See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)



                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                          2001             2000
                                                                                                      -----------------------------



Net income                                                                                            $ 1,372,256       $ 1,343,328
Other comprehensive income, net of tax:
        Unrealized gain (loss) on investments available-for-sale arising during the period, net of taxes (benefits) of $493,401 and $(285,714) in 2001
          and 2000, respectively                                                                          840,116          (507,935)
                                                                                                      -----------------------------
Comprehensive income                                                                                  $ 2,212,372       $   835,393
                                                                                                      =============================



See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)


                                                                                                        Accumulated
                                                  Common Stock                                             Other           Total
                                            ------------------------      Capital        Retained      Comprehensive   Stockholders'
                                              Shares        Amount        Surplus        Earnings      Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                      633,666   $    633,666   $  8,685,986    $  5,875,727    $ (1,604,204)   $ 13,591,175
     10% stock dividend                        63,199         63,199      1,303,164      (1,366,362)           --              --
     Fractional shares                           --             --             --            (3,622)           --            (3,622)
     2 for 1 stock split                      696,865        696,865       (696,865)           --              --              --
     Shares issued                              2,729          2,729         36,194            --              --            38,923
     Net income                                  --             --             --         1,343,328            --         1,343,328
     Other comprehensive loss,
        unrealized loss on
        securities, net of tax                   --             --             --              --          (507,935)       (507,935)
                                            ----------------------------------------------------------------------------------------
Balance, June 30, 2000                      1,396,459   $  1,396,459   $  9,328,479    $  5,849,071    $ (2,112,139)   $ 14,461,869
                                            ========================================================================================
Balance, January 1, 2001                    1,604,287   $  1,604,287   $ 14,194,611    $  7,136,570    $    264,993    $ 23,200,461
     10% stock dividend                       160,192        160,192      2,177,009      (2,337,201)           --              --
     Fractional shares                           --             --             --            (3,461)           --            (3,461)
     Shares issued                              1,844          1,844         19,118            --              --            20,962
     Net income                                  --             --             --         1,372,256            --         1,372,256
     Other comprehensive income,
        unrealized gain on
        securities, net of tax                   --             --             --              --           840,116         840,116
                                            ----------------------------------------------------------------------------------------
Balance, June 30, 2001                      1,766,323   $  1,766,323   $ 16,390,738    $  6,168,164    $  1,105,109    $ 25,430,334
                                            ========================================================================================



See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)



                                                                             2001                    2000
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                           $  1,372,256            $  1,343,328
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Gain on sale of securities                                             (57,111)                   --
      Depreciation and amortization                                          396,753                 421,398
      Provision for loan losses                                              240,000                 330,000
      Decrease in loans held for sale                                        388,650                 763,250
      Increase in other assets                                                (6,662)               (933,784)
      Increase in other liabilities                                          740,917                 381,454
                                                                        ------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,074,803               2,305,646
                                                                        ------------------------------------
Cash Flows From Investing Activities
   Cash flows from securities, net                                       (12,543,828)            (25,835,172)
   Loan originations and principal collections on loans, net             (10,196,603)            (15,191,806)
   Proceeds from the sale of land                                               --                   230,000
   Purchases of premises and equipment                                      (708,498)               (205,497)
                                                                        ------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                      (23,448,929)            (41,002,475)
                                                                        ------------------------------------
Cash Flows From Financing Activities
   Net increase in deposits                                               16,142,422              17,487,672
   Increase in other borrowings, net                                      20,906,802              23,767,705
   Cash paid for fractional shares                                            (3,461)                 (3,623)
    Shares issued                                                             20,962                  38,923
                                                                        ------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                   37,066,725              41,290,677
                                                                        ------------------------------------
              NET INCREASE IN CASH AND CASH EQUIVALENTS                   16,692,599               2,593,848
Cash and cash equivalents:
   Beginning                                                              10,829,581               6,714,850
                                                                        ------------------------------------
   Ending                                                               $ 27,522,180            $  9,308,698
                                                                        ====================================



See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Indian River Banking Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months and six-months periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2000.

The accompanying condensed consolidated financial statements include the accounts of Indian River Banking Company and its wholly-owned subsidiaries, Indian River National Bank, a federally-chartered independent community bank, and Indian River Title Company, LLC, collectively referred to as the "Bank". All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents per the condensed consolidated statements of cash flows includes cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold.


NOTE 2.     INVESTMENT SECURITIES

The amortized cost and fair values of securities held to maturity are summarized as follows.



                                                                                           June 30, 2001
                                                             -----------------------------------------------------------------------
                                                                                 Estimated           Estimated            Estimated
                                                               Amortized         Unrealized          Unrealized             Market
                                                                  Cost              Gains              Losses               Value
                                                             -----------------------------------------------------------------------
State, county and municipal securities                       $  2,024,624       $     69,830        $       --          $  2,094,454
Mortgage-backed securities                                      5,041,416            166,684                --             5,208,100
U.S. Government corporations
     and agencies                                               3,114,997              2,153                --             3,117,150
                                                             -----------------------------------------------------------------------
                                                             $ 10,181,037       $    238,667        $       --          $ 10,419,704
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
                                                             =======================================================================


Securities available-for-sale: The amortized cost and fair values of securities available-for-sale are summarized as follows:



                                                                                       June 30, 2001
                                                      ------------------------------------------------------------------------------
                                                                             Estimated             Estimated            Estimated
                                                        Amortized            Unrealized            Unrealized             Market
                                                          Cost                 Gains                 Losses               Value
                                                      ------------------------------------------------------------------------------

U. S. Government corporations
   and agencies                                       $  60,999,008        $     990,475         $     (31,390)        $  61,958,093
Corporate securities                                     52,074,011              758,256              (127,791)           52,704,476
Mortgage-backed securities                                7,513,465              165,704                (1,112)            7,678,057
                                                      ------------------------------------------------------------------------------
                                                      $ 120,586,484        $   1,914,435         $    (160,293)        $ 122,340,626
                                                      ==============================================================================



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
                                                          Cost                 Gains                 Losses               Value
                                                      ------------------------------------------------------------------------------

U. S. Government corporations
   and agencies                                       $  77,742,018        $     474,924         $    (336,395)        $  77,880,547
Corporate securities                                     21,631,219              214,481                (1,397)           21,844,303
Mortgage-backed securities                                7,421,494               78,364                (9,353)            7,490,505
                                                      ------------------------------------------------------------------------------
                                                      $ 106,794,731        $     767,769         $    (347,145)        $ 107,215,355
                                                      ==============================================================================



NOTE 3.     LOANS

The composition of net loans is as follows at June 30, 2001 and December 31, 2000:



                                                                             2001                    2000
                                                                        -------------------------------------
Real estate:
   Construction and land development and other land loans               $ 30,751,240             $ 21,425,673
   Farmland                                                                2,805,035                1,729,816
   One to four family residential                                         77,677,641               81,206,312
   Multifamily residential                                                 2,381,103                1,116,957
   Nonfarm, nonresidential                                                62,255,955               59,873,592
Agriculture                                                                2,438,754                3,236,348
Commercial and industrial                                                 14,186,068               13,048,200
Consumer                                                                  14,684,736               15,243,558
Other                                                                      2,561,791                3,171,631
                                                                        -------------------------------------
                                                                         209,742,323              200,052,087
Less Allowance for loan losses                                             2,575,788                2,453,198
         Unearned discount                                                     5,209                    5,516
                                                                        -------------------------------------
Loans, net                                                              $207,161,326             $197,593,373
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

Activity in the allowance for loan losses for the six months ended June 30, 2001 and 2000 is as follows:

                                                      2001                2000
                                                  ------------------------------
Balance, beginning                                $ 2,453,198       $ 1,904,417
Provision for loan losses                             240,000           330,000
Loans charged off                                    (131,994)          (60,152)
Recoveries of amounts charged off                      14,584            25,543
                                                  ------------------------------
Balance, ending                                   $ 2,575,788       $ 2,199,808
                                                  ==============================


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

Following is information about the computation of the earnings per share data for the three months and six months ended June 30, 2001 and 2000 respectively (after adjusting for 10% stock dividends in 2001 and 2000 and a 2 for 1 stock split effective March 31, 2000):



                                                                                       Common             Per-Share
                                                              Net Earnings             Shares              Amounts
                                                              -----------------------------------------------------
Three Months Ended June 30, 2001:
Basic earnings per share, income available to
   common stockholders                                         $  627,414             1,766,133            $   0.36
                                                                                                           ========
   Effect of dilutive securities, options                                                34,717
                                                               --------------------------------

Diluted earnings per share                                     $  627,414             1,800,850            $   0.35
                                                               ====================================================


                                                                                       Common             Per-Share
                                                              Net Earnings             Shares              Amounts
                                                              -----------------------------------------------------


Three Months Ended June 30, 2000:
   Basic earnings per share, income available to
      common stockholders                                      $  690,894             1,534,793            $   0.45
                                                                                                           ========
      Effect of dilutive securities, options                                             34,832
                                                               --------------------------------
   Diluted earnings per share                                  $  690,894             1,569,625            $   0.44
                                                               ====================================================


                                                                                       Common             Per-Share
                                                              Net Earnings             Shares              Amounts
                                                              -----------------------------------------------------


Six Months Ended June 30, 2001:
   Basic earnings per share, income available to
      common stockholders                                      $1,372,256             1,765,390            $   0.78
                                                                                                           ========
      Effect of dilutive securities, options                                             34,717
                                                               --------------------------------

   Diluted earnings per share                                  $1,372,256             1,800,107            $   0.76
                                                               ====================================================




                                                                                       Common             Per-Share
                                                              Net Earnings             Shares              Amounts
                                                              -----------------------------------------------------

Six Months Ended June 30, 2000:
   Basic earnings per share, income available to
      common stockholders                                      $1,343,328             1,533,949            $   0.88
                                                                                                           ========
      Effect of dilutive securities, options                                             34,832
                                                               --------------------------------
   Diluted earnings per share                                  $1,343,328             1,568,781            $   0.86
                                                               ====================================================




NOTE 6.     OTHER BORROWINGS

Other borrowings consists of the following at June 30, 2001 and December 31, 2000.



                                                                                           2001               2000
                                                                                       -------------------------------
Advance under line of credit with Colonial Bank, interest payable                      $   600,000         $      --
    monthly at an adjustable rate, 5.29% at June 30, 2001
Overnight advance under line of credit with SunTrust Bank, interest payable
    daily at a rate that adjusts daily                                                        --             2,200,000
Advances under line of credit with Federal Home Loan Bank: Overnight advance, interest payable monthly at a rate that adjusts
      daily                                                                                   --             7,900,000
   Advance, interest payable monthly at a fixed rate of 6.44%, with equal
      semiannual principal payments of $142,857 through September 2004                   1,000,000           1,142,857
   Convertible advance due March 2008, interest payable quarterly at a fixed
      rate of 5.51%                                                                      2,000,000           2,000,000
   Advance due May 2001, interest payable monthly at an
      adjustable rate                                                                         --             5,000,000
   Advance due September 2001, interest payable monthly at an
      adjustable rate, 3.98% at June 30, 2001                                            5,000,000           5,000,000
    Convertible advance due January 2011, interest payable quarterly
      at a fixed rate of 4.41%                                                          10,000,000                --
     Convertible advance due May 2011, interest payable quarterly
        at a fixed rate of 3.95%                                                        15,000,000                --
Overnight repurchase agreements payable                                                 15,693,590           5,143,931
                                                                                       -------------------------------
                                                                                       $49,293,590         $28,386,788
                                                                                       ===============================




NOTE 7.     SALARIES AND BENEFITS

In connection with the resignation of William A. High as President, Chief Executive Officer and Director, the Company took a one time, pre-tax charge in the second quarter of 2001 of $567,000, or approximately $357,000 after taxes, in respect of payments in satisfaction of all amounts which may be owing under Mr. High's employment agreement and the termination of options held by Mr. High.

Item 2 - Management's Discussion and Analysis

Forward-Looking Statements
--------------------------

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "Indian River expects," "Indian River believes," "Indian River anticipates," may, should or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Indian River, changing trends in customer profiles and changes in laws and regulations applicable to Indian River . Although Indian River believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Indian River will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

         Indian River is a one-bank holding company for Indian River Bank and is headquartered in Vero Beach, Florida. Indian River Bank is a growing community bank serving individuals and small to medium sized businesses with special focus on real estate related lending and the professional community. The Bank operates four branches in Indian River County and three branches in Brevard County. The Bank offers deposit accounts and associated services to businesses and individuals and makes loans and invests in qualified securities. In addition, the Bank's income includes fees on deposit accounts and loans.

FINANCIAL CONDITION

Total Assets
------------

         Indian River's total assets were $377.1 million at June 30, 2001, an 11.87% increase from $337.1 million at December 31, 2000.

Loans Receivable
----------------

         Loans were $207.2 million at June 30, 2001, an increase of $9.6 million from December 31, 2000, in spite of a $4.6 million sale of portfolio mortgage loans in the second quarter of 2001. Indian River experienced increases in categories of construction and land development ($9.3 million, or 43.53%), mainly due to the decrease in interest rates, farmland ($1.1 million, or 62.16%), multi-family residential ($1.3 million, or 113.18%), non-farm and non-residential ($2.4 million, or 3.98%), and commercial and industrial
($1.1 million, or 8.72%). There were also several loan categories that experienced decreases including one to four family residential ($3.5 million, or 4.35%), due to the sale of mortgages discussed above, agriculture ($798 thousand, or 24.64%), consumer loans ($559 thousand, or 3.67%) and other loans ($610 thousand, or 19.23%).

         Indian River's deposits increased $16.1 million, or 5.67% from $284.5 million at December 31, 2000 to $300.7 million at June 30, 2001. Increases occurred in demand deposits ($2.4 million, or 5.75%), NOW and money market deposits $1.6 million or 5.31%), and savings deposits ($18.8 million, or 29.16%). The increase in savings deposits is due to Indian River offering a savings deposit special in Brevard County for the new Rockledge office, which generated $22 million in deposits at 5% annual percentage yield. These increases were offset by decreases in time deposits ($6.6 million, or 4.41%) as compared to December 31, 2000. Time deposits decreased due to declines in rates offered.

Shareholders' Equity
--------------------

         Shareholders' equity increased by $2.2 million, or 9.61% due primarily to earnings and improvement in accumulated other comprehensive income for the first six months of 2001.

Results of Operations
---------------------

For the Six Months Ended June 30, 2001 and 2000

Net Income
----------

         For the first six months of 2001, Indian River recorded net income of $1.37 million. This was $29 thousand more than the $1.34 million in net income recorded for the first six months of 2000. Basic earnings per share decreased $0.10 during the six months ended June 30, 2001, to $0.78, as compared to the $0.88 per share during the comparable period of 2000 (as adjusted to reflect the 10% stock dividend in 2001 and 2000 and two-for-one stock split paid in 2000). Diluted earnings per share decreased from $0.86 to $0.76 during the first six months of 2001, as compared to the same period in 2000.

         Net interest income increased $597.4 thousand, or 10.53%, for the first six months of 2001 compared to the same period in 2000. This increase in net interest income was complimented or offset by an increase in other income of $656.0 thousand, or 53.66%, a decrease in the provision for loan losses of $90.0 thousand, or 27.27%, an increase in other expenses of $1.2 million, or 27.86%, and an increase in taxes on income of $65.1 thousand, or 8.82%.

Net Interest Income
-------------------

         Net interest income increased to $6.3 million for the first six months of 2001 from $5.7 million for the same period in 2000. The $1.5 million, or 13.61% increase in interest income was only partially offset by a $0.9 million, or 16.71% increase in interest expense. Yields on Indian River's interest-earning assets decreased by 23 basis points, and the rates paid on Indian River's interest-bearing liabilities increased by 1 basis point. This resulted in a reduction in the interest rate spread to 3.11% for the first six months of 2001 from 3.35% for the first six months of 2000. Net interest margin also declined to 3.84% from 4.06%. The ratio of average interest-earning assets to average interest-bearing liabilities remained the same at 1.18% for the first six months of 2001 compared to the first six months of 2000.

         The decline in yields on earning assets for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 is primarily the result of the action of the Federal Reserve in decreasing market interest rates an aggregate of 275 basis points, which resulted in the adjustment of interest rates on the Bank's variable rate loans, which comprise over half of the loan portfolio. Additionally, the call of investment securities during the first six months as issuers refinanced obligations at lower rates resulted in the reinvestment of the proceeds in lower yielding securities. The increase in yields on deposits during the quarter ended June 30, 2001 as compared to June 30, 2000 is primarily a result of deposit specials run in 2000. During 2000, the Bank aggressively priced certificates of deposit to obtain funds to fund the growth of the loan portfolio. These deposits, which were primarily six to thirteen months, were entered into prior to the rate reductions and continued the Bank's higher deposit costs through the second quarter. The decline in time deposits since year end is primarily reflective of the intentional run off of such deposits, as the Bank has not offered deposit specials in 2001 (other than those relating to the new branch opening), relying on alternative funding sources, including Federal Home Loan Bank borrowing, to fund loan growth.

         Total interest income for the first six months of 2001 was $12.8 million, a 13.61% increase from $11.3 million during the same period in 2000. The principal factor in the increase of interest income was the $47.9 million increase in average interest-earning assets. Indian River's average loans increased $32.9 million, or 18.92%, and the related yield decreased to 8.61% for the first six months of 2001 from 8.72% in 2000. During the same period, average investment securities increased $11.9 million, or 11.05%, and the related yield decreased to 6.63% from 7.06%.

         Total interest expense for the first six months of 2001 was $6.6 million, an increase of 16.71% from $5.6 million for the same period in 2000. The increase in total expense can be attributed to increases in the rates paid on average interest-bearing liabilities, which increased to 4.74% from 4.73%, and in the average balances outstanding of interest-bearing liabilities. Average interest-bearing liabilities increased $39.3 million, or 16.43% for the first six months of 2001 compared to the same period in 2000.

Other Income
------------

         Other income increased by $656.0 thousand, or 53.66%, for the first six months of 2001 compared to the same period of 2000. This increase was due to increases in service charges and fees of $150.6 thousand, gain on security sales of $57.1 thousand, increase in gain on sale of loans of $376.2 thousand, and other of $72.1 thousand. The large increase in gain on sale of loans is due primarily to the gain on the sale of $4.6 million of portfolio mortgage loans in the second quarter of 2001 and the increase in volume of mortgage loans sold in the secondary market due to decreases in mortgage rates.

Other Expenses
--------------

         Indian River's other expenses increased $1.2 million for the first six months of 2001 compared to the same period in 2000. This increase was primarily the result of $590.3 thousand increase in salaries and benefits, and a $689.8 thousand increase in office and insurance expense. The increased salaries and benefits expense is due primarily to the resignation of William A. High as President, Chief Executive Officer and Director. The Company took a one time, pre-tax charge in 2001 of $567,000, or approximately $357,000 after taxes, in respect of payments in satisfaction of all amounts which may be owing under Mr. High's employment agreement and the termination of options held by Mr. High. The increased office and insurance expense is due primarily to the construction of the Rockledge office, remodeling of older facilities, and using a service bureau to support deposit operations. Service bureau expenses for the six months ending June 30, 2001 was $407.0 thousand as compared to $90.5 thousand for the same period in 2000. Indian River made a strategic decision to outsource deposit operations to provide customers with improved service and technology such as imaging statements and internet banking.

Provision for Loan Losses
-------------------------

         Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information. At June 30, 2001, total nonperforming loans were $127 thousand, or 0.06% of total loans, compared to $128 thousand, or 0.06% of total loans at December 31, 2000.

         The allowance for loan losses is a valuation reserve established by management in an amount it deems adequate to provide for losses in the portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others: analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; appraisals of the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio.

         The allowance for loan losses is increased by provisions for loan losses charge to expense. Charge-offs of loan amounts determined by management to be uncollectable or impaired decrease the allowance, and recoveries of previous charge-offs are added to the allowance.

        Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due/problem loans and
(3) all other passing grade loans. For specific allocation loans, the bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. As of June 30, 2001, Indian River had four loans with specific allocations in the aggregate amount of $405 thousand. Problem loans are identified by the Asset Liability Committee and are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 days are graded special mention, loans past due 60-89 days are graded substandard and loans past due 90 days or more are graded doubtful. As of June 30, 2001, 16% of the allowance for loan losses reflected specific loan allocations and past due/problem loans. All other loans are graded pass and are categorized into six loan groups and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Due to Indian River's low loss history, the historical experience factors have been adjusted to reflect peer group historical loss factors. The factors currently are: 0.30 percent for 1 to 4 family real estate loans, 0.77 % for commercial real estate loans, 1.00% for commercial, non-real estate loans, 1.00% for farmland and farmer loans, 0.85% for consumer, non-revolving loans, and 2.50% for other revolving loans.

         As a result of Indian River's low charge-offs and low change in non-performing loans, these two elements have caused little change in the allowance as a percentage of loans. The increase in the allowance for loan losses in dollar terms is attributable to increases in the level of total loans.

         The following table allocates the allowance for loan losses by loan category. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                                  June 30, 2001                       December 31, 2000
                                          -----------------------------------------------------------------
                                          Amount                   %           Amount                  %
                                          -----------------------------------------------------------------

Commercial, Agricultural                  $  405                 7.90%         $  390                 8.10%
Real estate construction                     268                14.70              76                 4.40
Real estate mortgage                       1,558                69.20           1,639                78.20
Consumer, other                              345                 8.20             348                 9.20

Total Allowance for loan losses           $2,576               100.00%         $2,453               100.00%



         Non-Performing Assets. Indian River Bank's non-performing assets which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $127 thousand at June 30, 2001 compared to $128 thousand at December 31, 2000. The percentage of non-performing assets to total assets decreased to 0.03% at June 30, 2001 from 0.04% at December 31, 2000.

         Non-performing assets at June 30, 2001 consisted of non-accrual loans in the amount of $120 thousand and loans past due over 90 days of $7 thousand.

         Indian River did not have any other real estate owned as of June 30, 2001 or December 31, 2000. Generally, Indian River would evaluate the fair OREO value of each property annually. These evaluations may be appraisals or other market studies.

         Indian River places credit card loans on non accrual status when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 day delinquent or when determined uncollectable by management. The following table allocates the non-performing loans by loan type.



                                                          June 30, 2001               December 31, 2000
                                                    --------------------------------------------------------
Nonaccrual Loans                                    Amount                %          Amount             %
------------------------------------------------------------------------------------------------------------
    Real estate                                      $120              100.00%        $120           100.00%
    Installment                                       --                               --

                                                          June 30, 2001               December 31, 2000
                                                    --------------------------------------------------------

Accrual Loans - past due 90 days or
more                                                Amount                %          Amount             %
------------------------------------------------------------------------------------------------------------
    Installment                                      $  4               57.00%        $  4            50.00%
    Credit cards                                        3               43.00            4            50.00



         For the 6 months ended June 30, 2001, $12 in gross interest income would have been recorded if the $120 thousand of nonaccrual loans had been accruing interest throughout this period.

Taxes on Income
---------------

         Indian River's tax expense was $803 thousand for the first six months of 2001 and $738 thousand for the same period in 2000.

For the Three Months Ended June 30, 2001 and 2000

Net Income
----------

         For the second quarter of 2001, Indian River recorded net income of $627.4 thousand. This was $63.5 thousand less than the $690.9 thousand in net income recorded for the second quarter of 2000.

         Net interest income increased $311.2 thousand, or 10.78%, for the second quarter of 2001 compared to the same period in 2000. This increase in net interest income was complimented or offset by an increase in other income of $440.1 thousand, or 67.98%, a decrease in the provision for loan losses of $45.0 thousand, or 27.27%, an increase in other expenses of $887.3 thousand, or 38.57%, and a decrease in taxes on income of $27.5 thousand, or 7.30%.

Net Interest Income
-------------------

         Net interest income increased to $3.2 million for the second quarter of 2001 from $2.9 million for the same period in 2000. The $553.4 thousand, or 9.41% increase in interest income was only partially offset by a $242.2 thousand, or 8.08% increase in interest expense. Yields on Indian River's interest-earning assets decreased by 42 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 30 basis points. This resulted in a reduction in the interest rate spread to 3.11% for the second quarter of 2001 from 3.23% for the second quarter of 2000. Net interest margin also declined to 3.81% from 3.97%. The ratio of average interest-earning assets to average interest-bearing liabilities remained the same at 1.18% for the second quarter of 2001 compared to the second quarter of 2000.

         Total interest income for the second quarter of 2001 was $6.4 million, a 9.41% increase from $5.9 million during the same period in 2000. The principal factor in the increase of interest income was the $44.9 million increase in average interest-earning assets. Indian River's average loans increased $32.8 million, or 18.48%, and the related yield decreased to 8.55% for the second quarter of 2001 from 8.73% in 2000. During the same period, average investment securities increased $6.4 million, or 5.63%, and the related yield decreased to 6.31% from 7.11%.

         Total interest expense for the second quarter of 2001 was $3.2 million, an increase of 8.08% from $3.0 million for the same period in 2000. The increase in total expense can be attributed to an increase in average balances outstanding of interest-bearing liabilities. During this period, average interest-bearing liabilities increased $37.9 million, or 15.33%.

Other income
------------

         Other income increased by $440.1 thousand, or 67.98%, for the second quarter of 2001 compared to the same period of 2000. This increase was due to increases in service charges and fees of $99.6 thousand, gain on security sales of $36.6 thousand, increase in gain on sale of loans of $248.2 thousand, and other of $55.7 thousand.

Other Expenses
--------------

         Indian River's other expenses increased $887.3 million for the second quarter of 2001 compared to the same period in 2000. This increase was primarily the result of a $597.0 thousand increase in salaries and benefits, and a $300.0 thousand increase in office and insurance expense. The increased salaries and benefits expense is primarily in connection with the resignation of William A. High as President, Chief Executive Officer and Director, the Company took a one time, pre-tax charge in the second quarter of 2001 of $567,000, or approximately $357,000 after taxes, in respect of payments in satisfaction of all amounts which may be owing under Mr. High's employment agreement and the termination of options held by Mr. High. The increased office and insurance expense is due primarily to the construction of the Rockledge office, remodeling of older facilities, and using a service bureau to support deposit operations. Service bureau expenses for the second quarter of 2001 was $193.8 thousand as compared the $90.5 thousand for the same period in 2000. Indian River made a strategic decision to outsource deposit operations to provide customers with improved service and technology such as imaging statements and internet banking.

Taxes on Income
---------------

         Indian River's tax expense was $349 thousand for the second quarter of 2001 and $377 thousand for the same period in 2000.

Liquidity
---------

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds and securities available for sale of $137.8 million at June 30, 2001, reflected an increase of $30.1 million from December 31, 2000, or 27.96%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At June 30, 2001, Indian River had available credit of $13 million under lines of credit at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has a $48.9 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance increased to $33 million as of June 30, 2001. This line has been utilized by the Bank in 2001 as a funding source at a lower cost, by locking in borrowings at lower rates. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2001, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 10.10%, a Tier 1 risk-based capital ratio of 9.13%, and a leverage ratio of 6.90%. As of June 30, 2001, Indian River also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

CAPITAL RESOURCES
-----------------

         In the first six months of 2001, total shareholders' equity increased $2.2 million, or 9.62%, as a result of earnings and an increase in accumulated other comprehensive income. Earnings contributed $1.4 million to shareholders' equity this six month period. Accumulated other comprehensive gains contributed $840 thousand to shareholders' equity during this six month period.

EFFECTS OF INFLATION
--------------------

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

                            PART II OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

                  From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Bank.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On April 4, 2001, the annual meeting of shareholders of the Company was held for the purposes of (1) of electing four (4) directors to serve until the annual meeting of shareholders to be held in 2004, and until their successors are duly elected and qualified and (2) ratifying the appointment of McGladrey & Pullen, LLP as the Company's independent auditors. The name of each director elected at the meeting and the votes cast are set forth below.



-------------------------------------------------------------------------------------------
           Name              For            Against     Abstentions      Broker Non-Votes
-------------------------------------------------------------------------------------------
Griffin A. Greene         1,086,745          4,028          -                   -
-------------------------------------------------------------------------------------------
William A. Marine         1,085,645          5,128          -                   -
-------------------------------------------------------------------------------------------
Keith H. Morgan, Jr.      1,086,745          4,028          -                   -
-------------------------------------------------------------------------------------------
Mary M. Rogers            1,007,405         83,368          -                   -
-------------------------------------------------------------------------------------------



         Following the meeting, the persons elected at the meeting, together with the following persons, constituted the entire Board of Directors: Paul A. Beindorf, William C. Graves, IV, Robert A. Grice, John L. Minton, Daniel R. Richey, John David Smith.

         The vote on the ratification of McGladrey & Pullen, LLP as the Company's independent auditers is as follows
For:               1,067,645
Against:             19,098
Abstain:              4,030
Broker Non Votes:       -

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

                        INDIAN RIVER  BANKING COMPANY
                        (Registrant)



August 20, 2001         By:  /s/ Paul A. Beindorf
                            -------------------------------------------------
                             Paul A. Beindorf, President and Chief Executive
                             Officer



August 20, 2001         By:  /s/ Charles A. Bradley
                            -------------------------------------------------
                            Charles A. Bradley, Vice President, Treasurer
                            and Chief Financial Officer (Principal Accounting and Financial Officer