Form 10QSB
period 2001-09-30
INDIAN RIVER BANKING COMPANY
filed 2001-11-13
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes      [ ]  No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       As of October 31, 2001, the registrant had 1,767,081 shares of Common Stock outstanding.

       Transitional Small Business Disclosure Format (check one)  [ ] Yes [x] No

Item 1 - Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS                                                         September 30, 2001      December 31, 2000
--------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)                 (Note)

Cash and due from banks                                            $ 10,715,686             $ 10,336,581
Federal funds sold                                                   18,537,940                  493,000
Securities available for sale                                       112,855,568              107,215,355
Securities held to maturity                                          12,836,986               11,609,513
Other securities                                                      1,898,950                1,702,050
Loans, net                                                          214,203,819              197,593,373
Bank premises and equipment, net                                      4,134,681                3,816,994
Accrued interest receivable                                           2,871,585                2,990,440
Other assets                                                            872,873                1,317,865
                                                                   -------------------------------------
              TOTAL ASSETS                                         $378,928,088             $337,075,171
                                                                   =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits                             $ 43,378,339             $ 41,435,265
   Interest-bearing deposits:
       NOW and money market                                          29,495,853               29,718,045
       Savings                                                       97,217,852               64,335,447
       Time deposits                                                134,870,345              149,055,907
                                                                   -------------------------------------
              TOTAL DEPOSITS                                        304,962,389              284,544,664
    Other borrowings                                                 44,692,486               28,386,788
    Other liabilities                                                 1,990,452                  943,258
                                                                   -------------------------------------
              TOTAL LIABILITIES                                     351,645,327              313,874,710
                                                                   -------------------------------------
Stockholders' Equity
   Preferred stock                                                           --                       --
   Common stock                                                       1,767,011                1,604,287
   Capital surplus                                                   16,404,488               14,194,611
   Retained earnings                                                  7,178,125                7,136,570
   Accumulated other comprehensive income                             1,933,137                  264,993
                                                                   -------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                             27,282,761               23,200,461
                                                                   -------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $378,928,088             $337,075,171
                                                                   =====================================



Note: The condensed consolidated balance sheet at December 31, 2000 is derived from the audited consolidated balance sheet at that date.

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)



                                                                              2001                2000
---------------------------------------------------------------------------------------------------------

Interest income:
   Loans and fees on loans                                                $4,437,265           $4,121,353
   Investment securities and due from banks                                2,077,862            2,129,975
   Federal funds sold                                                        103,486                3,850
                                                                          -------------------------------
                                                                           6,618,613            6,255,178
                                                                          -------------------------------
Interest expense:
   Deposits                                                                2,728,939            2,846,048
   Other                                                                     551,806              552,405
                                                                          -------------------------------
                                                                           3,280,745            3,398,453
                                                                          -------------------------------
              NET INTEREST INCOME                                          3,337,868            2,856,725
Provision for loan losses                                                    180,000              165,000
                                                                          -------------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          3,157,868            2,691,725
                                                                          -------------------------------

Other income:
   Service charges and fees                                                  418,467              336,041
   Gain on sale of securities                                                164,598                   --
   Gain on sale of loans                                                     174,384              167,477
   Other                                                                     185,834              119,458
                                                                          -------------------------------
                                                                             943,283              622,976
                                                                          -------------------------------
Other expense:
   Salaries and benefits                                                   1,250,956            1,146,174
   Occupancy and equipment                                                   386,525              362,492
   Office expenses and insurance                                             893,722              835,335
                                                                          -------------------------------
                                                                           2,531,203            2,344,001
                                                                          -------------------------------
              INCOME BEFORE INCOME TAXES                                   1,569,948              970,700
Provision for income taxes                                                   559,987              342,299
                                                                          -------------------------------
              NET INCOME                                                  $1,009,961           $  628,401
                                                                          ===============================

Basic earnings per share                                                  $     0.57           $     0.41
                                                                          ===============================

Diluted earnings per share                                                $     0.56           $     0.40
                                                                          ===============================


See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)




                                                                                    2001                  2000
-----------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                                      $13,273,917           $11,644,840
   Investment securities and due from banks                                       5,997,698             5,889,472
   Federal funds sold                                                               173,307                11,097
                                                                                ---------------------------------
                                                                                 19,444,922            17,545,409
                                                                                ---------------------------------
Interest expense:
   Deposits                                                                       8,309,972             7,675,894
   Other                                                                          1,526,646             1,339,777
                                                                                ---------------------------------

                                                                                  9,836,618             9,015,671
                                                                                ---------------------------------
              NET INTEREST INCOME                                                 9,608,304             8,529,738
Provision for loan losses                                                           420,000               495,000
                                                                                ---------------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 9,188,304             8,034,738

Other income:
   Service charges and fees                                                       1,195,192               962,722
   Gain on sale of securities                                                       221,709                    --
   Gain on sale of loans                                                            862,563               479,504
   Other                                                                            542,406               413,824
                                                                                ---------------------------------
                                                                                  2,821,870             1,856,050
                                                                                ---------------------------------
Other expense:
   Salaries and benefits                                                          4,149,199             3,417,870
   Occupancy and equipment                                                        1,134,223             1,140,950
   Office expenses and insurance                                                  2,981,538             2,279,994
                                                                                ---------------------------------
                                                                                  8,264,960             6,838,814
                                                                                ---------------------------------
              INCOME BEFORE INCOME TAXES                                          3,745,214             3,051,974
Provision for income taxes                                                        1,362,997             1,080,244
                                                                                ---------------------------------
              NET INCOME                                                        $ 2,382,217           $ 1,971,730
                                                                                =================================

Basic earnings per share                                                        $      1.35           $      1.28
                                                                                =================================

Diluted earnings per share                                                      $      1.32           $      1.25
                                                                                =================================



See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)



                                                                                                             Three Months Ended
                                                                                                                September 30,
                                                                                                            2001             2000
                                                                                                         ---------------------------

Net income                                                                                               $1,009,961       $  628,401
Other comprehensive income, net of tax:
        Unrealized gain on investments available-for-sale arising during the
        period, net of taxes of $486,302 and $302,029 in 2001 and 2000,  respectively                       828,028          536,942
                                                                                                         ---------------------------
Comprehensive income                                                                                     $1,837,989       $1,165,343
                                                                                                         ===========================



See Notes to Condensed Consolidated Financial Statements.






INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                            2001             2000
                                                                                                         ---------------------------

Net income                                                                                               $2,382,217       $1,971,730
Other comprehensive income, net of tax:
        Unrealized gain on investments available-for-sale arising during the
        period, net of taxes of $979,704 and $16,318 in 2001 and 2000, respectively                       1,668,144           29,007
                                                                                                         ---------------------------

Comprehensive income                                                                                     $4,050,361       $2,000,737
                                                                                                         ===========================




See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


                                                                                                        Accumulated
                                                Common Stock                                               Other           Total
                                            -------------------------     Capital        Retained      Comprehensive   Stockholders'
                                               Shares       Amount        Surplus        Earnings      Income (Loss)       Equity
                                            ---------------------------------------------------------------------------------------
Balance, January 1, 2000                      633,666   $    633,666   $  8,685,986    $  5,875,727    $ (1,604,204)   $ 13,591,175
     10% stock dividend                        63,199         63,199      1,303,163      (1,366,362)             --              --
     Fractional shares                             --             --             --          (3,623)             --          (3,623)
     2 for 1 stock split                      696,865        696,865       (696,865)             --              --              --
     Shares issued                              2,729          2,729         36,194              --              --          38,923
     Net income                                    --             --             --       1,971,730              --       1,971,730
     Other comprehensive income,
        unrealized gain on
        securities, net of tax                     --             --             --              --          29,007          29,007
                                            ---------------------------------------------------------------------------------------
Balance, September 30, 2000                 1,396,459   $  1,396,459   $  9,328,478    $  6,477,472    $ (1,575,197)   $ 15,627,212
                                            =======================================================================================

Balance, January 1, 2001                    1,604,287   $  1,604,287   $ 14,194,611    $  7,136,570    $    264,993    $ 23,200,461
     10% stock dividend                       160,192        160,192      2,177,009      (2,337,201)             --              --
     Fractional shares                             --             --             --          (3,461)             --          (3,461)
     Shares issued                              2,532          2,532         32,868              --              --          35,400
     Net income                                    --             --             --       2,382,217              --       2,382,217
     Other comprehensive income,
        unrealized gain on
        securities, net of tax                     --             --             --              --       1,668,144       1,668,144
                                            ---------------------------------------------------------------------------------------
Balance, September 30, 2001                 1,767,011   $  1,767,011   $ 16,404,488    $  7,178,125    $  1,933,137    $ 27,282,761
                                            =======================================================================================




See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)



                                                                               2001                    2000
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                              $  2,382,217            $  1,971,730
   Adjustments to reconcile net income to net cash
      Provided by operating activities:
      Gain on sale of securities                                               (221,709)                     --
      Depreciation and amortization                                             537,431                 615,079
      Provision for loan losses                                                 420,000                 495,000
      Decrease (increase) in loans held for sale                               (789,043)                 85,000
      Increase in other assets                                                 (415,857)               (750,156)
      Increase in other liabilities                                           1,047,194                 493,867
                                                                           ------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,960,233               2,910,520
                                                                           ------------------------------------

Cash Flows From Investing Activities
   Cash flows from securities, net                                           (4,232,822)            (27,898,557)
   Loan originations and principal collections on loans, net                (16,241,403)            (25,282,811)
   Proceeds from the sale of land                                                    --                 230,000
   Purchases of premises and equipment                                         (817,325)               (350,921)
                                                                           ------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                         (21,291,550)            (53,302,289)
                                                                           ------------------------------------

Cash Flows From Financing Activities
   Net increase in deposits                                                  20,417,725              33,937,089
   Increase in other borrowings, net                                         16,305,698              18,292,355
   Cash paid for fractional shares                                               (3,461)                 (3,623)
    Shares issued                                                                35,400                  38,923
                                                                           ------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                      36,755,362              52,264,744
                                                                           ------------------------------------
              NET INCREASE IN CASH AND CASH EQUIVALENTS                      18,424,045               1,872,975
Cash and cash equivalents:
   Beginning                                                                 10,829,581               6,714,850
                                                                           ------------------------------------
   Ending                                                                  $ 29,253,626            $  8,587,825
                                                                           ====================================



See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Indian River Banking Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months and nine-months periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2000.

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




                                                                        September 30, 2001
                                               -----------------------------------------------------------------------
                                                                    Estimated           Estimated          Estimated
                                                 Amortized         Unrealized          Unrealized            Market
                                                   Cost              Gains               Losses              Value
                                               -----------------------------------------------------------------------

State, county and municipal securities         $  4,623,307       $    122,783        $     (5,644)       $  4,740,446
Mortgage-backed securities                        5,040,696             24,354                  --           5,065,050
U.S. Government corporations and agencies         3,172,983                 --            (130,833)          3,042,150
                                               -----------------------------------------------------------------------
                                               $ 12,836,986       $    147,137        $   (136,477)       $ 12,847,646
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
                                               =======================================================================




Securities available for sale: The amortized cost and fair values of securities available for sale are summarized as follows:




                                                                        September 30, 2001
                                               -----------------------------------------------------------------------
                                                                    Estimated           Estimated          Estimated
                                                 Amortized         Unrealized          Unrealized            Market
                                                   Cost              Gains               Losses              Value
                                               -----------------------------------------------------------------------

U.S. Government corporations
   and agencies                                $  44,936,100       $ 1,515,382         $  (37,220)         $  46,414,262
Corporate securities                              57,843,064         1,439,690            (46,738)            59,236,016
Mortgage-backed securities                         7,007,933           197,357                 --              7,205,290
                                               -------------------------------------------------------------------------
                                               $ 109,787,097       $ 3,152,429         $  (83,958)         $ 112,855,568
                                               =========================================================================



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
                                                   Cost              Gains               Losses              Value
                                               -----------------------------------------------------------------------

U. S. Government corporations
   and agencies                                $  77,742,018       $   474,924         $ (336,395)         $  77,880,547
Corporate securities                              21,631,219           214,481             (1,397)            21,844,303
Mortgage-backed securities                         7,421,494            78,364             (9,353)             7,490,505
                                               -------------------------------------------------------------------------
                                               $ 106,794,731       $   767,769         $ (347,145)         $ 107,215,355
                                               =========================================================================




NOTE 3. LOANS

The composition of net loans is as follows at September 30, 2001 and December 31, 2000:



                                                                             2001                    2000
                                                                        -------------------------------------

Real estate:
   Construction and land development and other land loans               $ 32,641,218             $ 21,425,673
   Farmland                                                                2,823,531                1,729,816
   One to four family residential                                         81,225,225               81,206,312
   Multifamily residential                                                 3,092,937                1,116,957
   Nonfarm, nonresidential                                                62,271,744               59,873,592
Agriculture                                                                2,694,486                3,236,348
Commercial and industrial                                                 15,220,455               13,048,200
Consumer                                                                  14,017,862               15,243,558
Other                                                                      2,931,343                3,171,631
                                                                        -------------------------------------
                                                                         216,918,801              200,052,087
Less: Allowance for loan losses                                            2,709,927                2,453,198
         Unearned discount                                                     5,055                    5,516
                                                                        -------------------------------------
Loans, net                                                              $214,203,819             $197,593,373
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

Activity in the allowance for loan losses for the nine months ended September 30, 2001 and 2000 is as follows:

                                              2001               2000
                                          ------------------------------
Balance, beginning                        $ 2,453,198        $ 1,904,417
Provision for loan losses                     420,000            495,000
Loans charged off                            (182,477)           (92,060)
Recoveries of amounts charged off              19,206             31,616
                                          ------------------------------
Balance, ending                           $ 2,709,927        $ 2,338,973
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

Following is information about the computation of the earnings per share data for the three months and nine months ended September 30, 2001 and 2000 respectively (after adjusting for 10% stock dividends in 2001 and 2000 and a 2 for 1 stock split effective March 31, 2000):




                                                                                   Common           Per-Share
                                                              Net Earnings         Shares            Amounts
                                                              -----------------------------------------------
Three Months Ended September 30, 2001:
   Basic earnings per share, income available to
      Common stockholders                                     $ 1,009,961         1,766,736          $ 0.57
                                                                                                     ======
      Effect of dilutive securities, options                                         32,176
                                                              -----------------------------

   Diluted earnings per share                                 $ 1,009,961         1,798,912          $ 0.56
                                                              =============================================






                                                                                   Common           Per-Share
                                                              Net Earnings         Shares            Amounts
                                                              -----------------------------------------------

Three Months Ended September 30, 2000:
   Basic earnings per share, income available to
      common stockholders                                     $   628,401         1,536,105          $ 0.41
                                                                                                     ======
      Effect of dilutive securities, options                                         44,145
                                                              -----------------------------

   Diluted earnings per share                                 $   628,401         1,580,250          $ 0.40
                                                              =============================================




                                                                                   Common           Per-Share
                                                              Net Earnings         Shares            Amounts
                                                              -----------------------------------------------

Nine Months Ended September 30, 2001:
   Basic earnings per share, income available to
      common stockholders                                     $ 2,382,217         1,765,857          $ 1.35
                                                                                                     ======
      Effect of dilutive securities, options                                         39,761
                                                              -----------------------------

   Diluted earnings per share                                 $ 2,382,217         1,805,618          $ 1.32
                                                              =============================================




                                                                                   Common           Per-Share
                                                              Net Earnings         Shares            Amounts
                                                              -----------------------------------------------


Nine Months Ended September 30, 2000:
   Basic earnings per share, income available to
      common stockholders                                     $ 1,971,730         1,534,672          $ 1.28
                                                                                                     ======
      Effect of dilutive securities, options                                         43,529
                                                              -----------------------------

   Diluted earnings per share                                 $ 1,971,730         1,578,201          $ 1.25
                                                              =============================================




NOTE 6. OTHER BORROWINGS

Other borrowings consists of the following at September 30, 2001 and December 31, 2000.





                                                                                   2001               2000
                                                                               -------------------------------
Advance under line of credit with Colonial Bank, interest payable              $   600,000         $        --
    monthly at an adjustable rate, 4.81% at September 30, 2001

Overnight advance under line of credit with SunTrust Bank, interest
    payable daily at a rate that adjusts daily                                          --           2,200,000
Advances under line of credit with Federal Home Loan Bank:
    Overnight advance, interest payable monthly at a rate that adjusts
      Daily                                                                             --           7,900,000
   Advance, interest payable monthly at a fixed rate of 6.44%, with equal semiannual principal payments of $142,857
      through September 2004                                                       857,143           1,142,857
   Convertible advance due March 2008, interest payable quarterly
      at a fixed rate of 5.51%                                                   2,000,000           2,000,000
   Advance due May 2001, interest payable monthly at an
      adjustable rate                                                                   --           5,000,000
   Advance due September 2001, interest payable monthly at an
      adjustable rate                                                                   --           5,000,000
    Convertible advance due January 2011, interest payable quarterly
      at a fixed rate of 4.41%                                                  10,000,000                  --
     Convertible advance due May 2011, interest payable quarterly
        at a fixed rate of 3.95%                                                15,000,000                  --
Overnight repurchase agreements payable                                         16,235,343           5,143,931
                                                                               -------------------------------
                                                                               $44,692,486         $28,386,788
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

Item 2 - Management's Discussion and Analysis

Forward-Looking Statements
--------------------------

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "Indian River expects," "Indian River believes," "Indian River anticipates," may, should or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Indian River, changing trends in customer profiles and changes in laws and regulations applicable to Indian River. Although Indian River believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Indian River will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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


FINANCIAL CONDITION
-------------------

Total Assets
------------

         Indian River's total assets were $378.9 million at September 30, 2001, a 12.42% increase from $337.1 million at December 31, 2000.

Loans Receivable
----------------

         Loans were $214.2 million at September 30, 2001, an increase of $16.6 million from December 31, 2000, in spite of a $4.6 million sale of portfolio mortgage loans in the second quarter of 2001. The most significant increase was in the category of construction and land development ($11.2 million, or 52.35%), mainly due to the decrease in interest rates. A minimal increase in one to four family residential ($19 thousand, or 0.02%) would have been greater without the sale of mortgages discussed above. Other loan categories in which Indian River experienced increases include farmland ($1.1 million, or 63.23%), multi-family residential ($2.0 million, or 176.91%), non-farm and non-residential ($2.4 million, or 4.01%), and commercial and industrial ($2.2 million, or 16.65%). There were also several loan categories that experienced small decreases, those being agriculture ($542 thousand, or 16.74%), consumer loans ($1.2 million, or 8.04%) and other loans ($240 thousand, or 7.58%).

         Indian River's deposits increased $20.4 million, or 7.18%. Deposits increased from $284.5 million at December 31, 2000 to $305.0 million at September 30, 2001. Increases occurred in demand deposits ($1.9 million, or 4.69%), and savings deposits ($32.9 million, or 51.11%). The increase in savings deposits is due to Indian River offering a savings deposit special in Brevard County for the new Rockledge office during the second quarter of 2001, which generated $30 million in deposits at 5% annual percentage yield, which is guaranteed until April 2002. These increases were offset by decreases in NOW and money market accounts ($222 thousand, or 0.75%) and time deposits ($14.2 million, or 9.52%) as compared to December 31, 2000. Time deposits decreased due to declines in rates offered. The decline in time deposits since year end is also reflective of the intentional run off of such deposits, as the Bank has not offered time deposit specials in 2001 (other than those relating to the new branch opening), relying on alternative funding sources, including Federal Home Loan Bank borrowings, to fund loan growth.

Stockholders' Equity
--------------------

         Stockholders' equity increased by $4.1 million, or 17.6%, due primarily to earnings and improvement in accumulated other comprehensive income for the first nine months of 2001.

Results of Operations
---------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income
----------

         For the first nine months of 2001, Indian River recorded net income of $2.38 million. This was $410 thousand, or 20.82%, more than the $1.97 million in net income recorded for the first nine months of 2000. Basic earnings per share increased $0.07 during the nine months ended September 30, 2001, to $1.35, as compared to the $1.28 per share during the comparable period of 2000 (as adjusted to reflect the 10% stock dividend in 2001 and 2000 and two-for-one stock split paid in 2000). Diluted earnings per share increased from $1.25 to $1.32 during the first nine months of 2001, as compared to the same period in 2000.

         Net interest income increased $1.1 million, or 12.64%, for the first nine months of 2001 compared to the same period in 2000. This increase in net interest income was complemented or offset by an increase in other income of $1.0 million, or 52.04%, a decrease in the provision for loan losses of $75 thousand, or 15.15%, an increase in other expenses of $1.4 million, or 20.85%, and an increase in taxes on income of $283 thousand, or 26.17%.

Net Interest Income
-------------------

         Net interest income increased to $9.6 million for the first nine months of 2001 from $8.5 million for the same period in 2000. The $1.9 million, or 10.83%, increase in interest income was only partially offset by a $0.8 million, or 9.11%, increase in interest expense. Yields on Indian River's interest-earning assets decreased by 45 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 27 basis points. This resulted in a reduction in the interest rate spread to 3.10% for the first nine months of 2001 from 3.28% for the first nine months of 2000. Net interest margin also declined to 3.78% from 3.94%. The ratio of average interest-earning assets to average interest-bearing liabilities increased the first nine months of 2001 to 1.18% compared to 1.16% the first nine months of 2000.

         The decline in yields on earning assets for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 is primarily the result of the action of the Federal Reserve in decreasing market interest rates, which resulted in the adjustment of interest rates on the Bank's variable rate loans, which comprise over half of the loan portfolio. Additionally, the call of investment securities during the first nine months as issuers refinanced obligations at lower rates resulted in the reinvestment of the proceeds in lower yielding securities. The decrease in yields on earning assets was partially offset by the decrease in average rates on deposits and other borrowings.

         Total interest income for the first nine months of 2001 was $19.4 million, a 10.83% increase from $17.5 million during the same period in 2000. The principal factor in the increase of interest income was the $50.3 million increase in average interest-earning assets. Indian River's average loans increased $31.2 million, or 17.51%, and the related yield decreased to 8.48% for the first nine months of 2001 from 8.75% in 2000. During the same period, average investment securities increased $13.1 million, or 11.78%, and the related yield decreased to 6.46% from 7.09%. Indian River's average federal funds sold increased by $6.1 million, and the related yield decreased to 3.66% for the first nine months of 2001 from 6.19% in 2000.

         Total interest expense for the first nine months of 2001 was $9.8 million, an increase of 9.11% from $9.0 million for the same period in 2000. The increase in total expense can be attributed to increases in the average balances outstanding of interest-bearing liabilities. Average interest-bearing liabilities increased $38.9 million, or 15.57% for the first nine months of 2001 compared to the same period in 2000. The related yield decreased to 4.56% for the first nine months of 2001 from 4.83% in 2000.

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



                                                                     Nine Months Ended September 30,
                                                           2001                                             2000

                                             Average                        Average         Average                         Average
                                             Balance           Interest      Yield          Balance           Interest       Yield
                                          ---------------    ------------  ---------     -------------    -------------- ----------

Investments (1)                           $  124,078,223     $  5,997,698    6.46%       $ 111,005,103     $   5,889,472      7.09%
Federal funds sold                             6,338,523          173,307    3.66%             239,880            11,097      6.19%
Loans  receivable(2)  less  loans in
process                                      209,173,499       13,273,917    8.48%         177,997,972        11,644,840      8.75%
                                                             --------------------        -------------     -------------      ----
                                          --------------
     Total interest earning assets           339,590,245       19,444,922    7.66%         289,242,955        17,545,409      8.11%
                                                             --------------------                          -------------      ----
Noninterest-earning assets                    16,567,851                                    10,849,656
                                          --------------                                 -------------
          Total                           $  356,158,096                                 $ 300,092,611
                                          ==============                                 =============

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts            $   30,541,961     $    268,991    1.18%       $  29,682,323     $     275,014      1.24%
      Savings accounts                        75,051,897        1,928,005    3.43%          70,586,213         2,036,670      3.86%
      Certificates of deposit                140,661,483        6,112,976    5.81%         121,979,542         5,364,210      5.88%
      Other                                   42,228,941        1,526,646    4.84%          27,361,028         1,339,777      6.55%
          Total interest-bearing
                                          --------------     --------------------        -------------     -----------------------
           Liabilities                       288,484,282        9,836,618    4.56%         249,609,106         9,015,671      4.83%
                                                             --------------------                          -----------------------
Noninterest-bearing
    Liabilities                               43,030,689                                    35,615,269
Stockholders' equity                          24,643,125                                    14,868,236
                                          --------------                                 -------------
           Total                          $  356,158,096                                   300,092,611
                                          ==============                                 =============

Net interest income and net yield
     on interest-earning assets                              $  9,608,304    3.78%                         $   8,529,738      3.94%
                                                             ====================                          =======================




        (1) Includes investment securities and Federal Reserve Bank, Federal Home Loan Bank, and IBB stock.
        (2) Includes loans for which the accrual of interest has been suspended.

Other Income
------------

         Other income increased by $966 thousand, or 52.04%, for the first nine months of 2001 compared to the same period of 2000. This was a result of an increase in service charges and fees of $232 thousand, gains on security sales of $222 thousand, and gains on sale of loans of $383 thousand, and other of $129 thousand. The large increase in gain on sale of loans is due primarily to the sale of $4.6 million of portfolio mortgage loans in the second quarter of 2001, and the increase in volume of mortgage loans originated and sold in the secondary market due to decreases in mortgage rates.

Other Expenses
--------------

         Indian River's other expenses increased $1.4 million for the first nine months of 2001 compared to the same period in 2000. This increase was primarily the result of $731 thousand increase in salaries and benefits, and a $702 thousand increase in office and insurance expense. The increased salaries and benefits expense is due primarily to the resignation of William A. High as President, Chief Executive Officer and Director. The Company took a one time, pre-tax charge in 2001 of $567,000, or approximately $357,000 after taxes, in respect of payments in satisfaction of all amounts which may be owing under Mr. High's employment agreement and the termination of options held by Mr. High. The increased office and insurance expense is due primarily to the construction of the Rockledge office, remodeling of older facilities, and using a service bureau to support deposit operations. Service bureau expenses for the nine months ending September 30, 2001 were $611 thousand as compared to $282 thousand for the same period in 2000. Indian River made a strategic decision to outsource deposit operations to provide customers with improved service and technology such as imaging statements and Internet banking.

Provision for Loan Losses
-------------------------

         Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level as determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information. At September 30, 2001, total nonperforming loans were $255 thousand, or 0.12% of total loans, compared to $128 thousand, or 0.06% of total loans at December 31, 2000.

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

         The allowance for loan losses is increased by provisions for loan losses charged to expense. Charge-offs of loan amounts determined by management to be uncollectable decrease the allowance, and recoveries of previous charge-offs are added to the allowance.

         Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due/problem loans and
(3) all other passing grade loans. For specific allocation loans, the Bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. As of September 30, 2001, Indian River had four loans with specific allocations in the aggregate amount of $403 thousand. Problem loans are identified by the Asset Liability Committee and are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 days are graded special mention, loans past due 60-89 days are graded substandard and loans past due 90 days or more are graded doubtful. As of September 30, 2001, 13% of the allowance for loan losses reflected specific loan allocations and past due/problem loans. All other loans are graded pass and are categorized into six loan groups and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Due to Indian River's low loss history, the historical experience factors have been adjusted to reflect peer group historical loss factors and current economic conditions. The factors currently are: 0.30 percent for 1 to 4 family real estate loans, 0.77% for commercial real estate loans, 1.00% for commercial, non-real estate loans, 1.00% for farmland and farmer loans, 0.85% for consumer, non-revolving loans, and 2.50% for other revolving loans.

         As a result of Indian River's low charge-offs and low change in non-performing loans, these two elements have caused little change in the allowance as a percentage of loans. The increase in the allowance for loan losses in dollar terms is attributable to increases in the level of total loans.

         The following table allocates the allowance for loan losses by loan category, along with the % of average loans per category to total average loans. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                            September 30, 2001                 Dec. 31, 2000
                                           --------------------------------------------------------
                                            Amount           %               Amount          %
                                           --------------------------------------------------------

Commercial, Agricultural                   $    472         8.30%            $   390        8.10%
Real estate construction                        282        15.00                  76        4.40
Real estate mortgage                          1,604        68.90               1,639       78.20
Consumer, other                                 352         7.80                 348        9.20

                                           --------                          -------
Total Allowance for loan losses            $  2,710       100.00%            $ 2,453      100.00%
                                           ========                          =======



         Non-Performing Assets. Indian River Bank's non-performing assets which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $255 thousand at September 30, 2001 compared to $128 thousand at December 31, 2000. The percentage of non-performing assets to total assets increased to 0.07% at September 30, 2001 from 0.04% at December 31, 2000.

         Non-performing assets at September 30, 2001 consisted of non-accrual loans in the amount of $139 thousand and loans past due over 90 days of $116 thousand.

         Indian River did not have any other real estate owned as of September 30, 2001 or December 31, 2000. Generally, Indian River would evaluate the fair value of each OREO property annually. These evaluations may be appraisals or other market studies.

         Indian River places credit card loans on non-accrual status when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days delinquent or when determined uncollectable by management. The following table allocates the non-performing loans by loan type.



                                                   September 30, 2001           Dec. 31, 2000
                                               --------------------------------------------------------------
Nonaccrual Loans                                  Amount        %             Amount        %
-------------------------------------------------------------------------------------------------------------
    Real estate                                $   120        86.33%         $   120      100.00%
    Installment                                     19        13.67               --          --

Accrual Loans - past due 90 days or
more                                               September 30, 2001           December 31, 2000
-------------------------------------------------------------------------------------------------------------
                                                  Amount        %             Amount        %
                                               --------------------------------------------------------------
    Real estate                                $    61        52.58%         $    --          --%
    Installment                                     49        42.24                4       50.00
    Credit cards                                     6         5.18                4       50.00



         For the 9 months ended September 30, 2001, $7 thousand in gross interest income would have been recorded if the $139 thousand of nonaccrual loans had been accruing interest throughout this period.

Taxes on Income
---------------

         Indian River's tax expense was $1.4 million for the first nine months of 2001 and $1.1 million for the same period in 2000.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income
----------

         For the third quarter of 2001, Indian River recorded net income of $1.0 million. This was $382 thousand, or 60.72% more than the $628 thousand in net income recorded for the third quarter of 2000. Basic earnings per share increased $0.16 during the three months ended September 30, 2001, to $0.57, as compared to the $0.41 per share during the comparable period of 2000 (as adjusted to reflect the 10% stock dividend in 2001 and 2000 and two-for-one stock split paid in 2000). Diluted earnings per share increased from $0.40 to $0.56 during the third quarter of 2001, as compared to the same period in 2000.

         Net interest income increased $481 thousand, or 16.84%, for the third quarter of 2001 compared to the same period in 2000. This increase in net interest income was complemented or offset by an increase in other income of $320 thousand, or 51.42%, an increase in the provision for loan losses of $15 thousand, or 9.09%, an increase in other expenses of $187 thousand, or 7.99%, and an increase in taxes on income of $218 thousand, or 63.60%.

Net Interest Income
-------------------

         Net interest income increased to $3.3 million for the third quarter of 2001 from $2.9 million for the same period in 2000. The $363 thousand, or 5.81%, increase in interest income was complemented by a $118 thousand, or 3.46% decrease in interest expense. Yields on Indian River's interest-earning assets decreased by 85 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 77 basis points. This resulted in a reduction in the interest rate spread to 3.08% for the third quarter of 2001 from 3.16% for the third quarter of 2000. Net interest margin also declined to 3.69% from 3.73%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 1.17% for the third quarter of 2001 compared to 1.13% for the third quarter of 2000.

         Total interest income for the third quarter of 2001 was $6.6 million, a 5.81% increase from $6.3 million during the same period in 2000. The principal factor in the increase of interest income was the $55.2 million increase in average interest-earning assets. Indian River's average loans increased $27.7 million, or 14.93%, and the related yield decreased to 8.25% for the third quarter of 2001 from 8.80% in 2000. During the same period, average investment securities increased $15.5 million, or 13.09%, and the related yield decreased to 6.17% from 7.15%.

         Total interest expense for the third quarter of 2001 was $3.3 million, a decrease of 3.46% from $3.4 million for the same period in 2000. The decrease in total expense can be attributed to a decrease in the yield to 4.23% for the third quarter of 2001 from 5.00% in the third quarter of 2000. This was offset by an increase in the average interest-bearing liabilities of $38.0 million, or 14.09% during this period.

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




                                                                     Three Months Ended September 30,
                                                           2001                                             2000

                                             Average                        Average         Average                   Average
                                             Balance           Interest      Yield          Balance      Interest      Yield
                                          --------------    ------------ ----------    -------------   -----------   ---------
Investments (1)                           $  133,608,794    $  2,077,862    6.17%      $ 118,147,046   $ 2,129,975      7.15%
Federal funds sold                            12,188,905         103,486    3.37%            236,229         3,850      6.47%
Loans receivable(2) less LIP                 213,505,693       4,437,265    8.25%        185,769,508     4,121,353      8.80%
                                          --------------    --------------------       -------------   ---------------------
     Total interest earning assets           359,303,392       6,618,613    7.31%        304,152,783     6,255,178      8.16%
                                                            --------------------                       ---------------------
Noninterest-earning assets                    18,277,251                                  11,120,139
                                          --------------                               -------------
          Total                           $  377,580,643                               $ 315,272,922
                                          ==============                               =============

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts            $   31,954,869    $     98,629    1.22%      $  29,438,164   $    85,535      1.15%
      Savings accounts                        89,163,025         786,281    3.50%         65,447,714       633,771      3.84%
      Certificates of deposit                136,533,343       1,844,029    5.36%        137,177,738     2,126,742      6.15%
      Other                                   50,059,481         551,806    4.40%         37,645,855       552,405      5.82%
                                          --------------    --------------------       -------------   ---------------------
          Total interest-bearing
          Liabilities                        307,710,718       3,280,745    4.23%        269,709,471     3,398,453      5.00%
                                                            --------------------                       ---------------------
Noninterest-bearing
Liabilities                                   43,542,569                                  30,468,465
Stockholders' equity                          26,327,356                                  15,094,986
                                          --------------                               -------------
           Total                          $  377,580,643                                 315,272,922
                                          ==============                               =============

Net interest income and net yield
     on interest-earning assets                             $  3,337,868    3.69%                      $ 2,856,725      3.73%
                                                            ====================                       =====================


(1) Includes investment securities and Federal Reserve Bank, Federal Home Loan Bank, and IBB stock.
(2) Includes loans for which the accrual of interest has been suspended.

Other Income
------------

         Other income increased by $320 thousand, or 51.42%, for the third quarter of 2001 compared to the same period of 2000. This increase was due to increases in service charges and fees of $82 thousand, gain on security sales of $165 thousand, and other of $66 thousand.

Other Expenses
--------------

         Indian River's other expenses increased $187 thousand for the third quarter of 2001 compared to the same period in 2000. This increase was primarily the result of a $105 thousand increase in salaries and benefits, and a $58 thousand increase in office and insurance expense. The increased salary and benefit expense relates primarily to the increase in full time equivalent positions by eight in connection with the opening of the Rockledge office in April 2001. The increased office and insurance expense is due primarily to addition of the Rockledge Office and increase in data processing expenses.

Taxes on Income
---------------

         Indian River's tax expense was $560 thousand for the third quarter of 2001 and $342 thousand for the same period in 2000.

Liquidity
---------

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds and securities available for sale of $131.4 million at September 30, 2001, reflected an increase of $23.7 million from December 31, 2000, or 21.99%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At September 30, 2001, Indian River Bank had available credit of $20.4 million under lines of credit at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has a $49.3 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance increased to $27.9 million as of September 30, 2001. This line has been utilized by the Bank in 2001 as a funding source at a lower cost, by locking in borrowings at lower rates. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

CAPITAL RESOURCES
-----------------

         In the first nine months of 2001, total stockholders' equity increased $4.1 million, or 17.6%, as a result of earnings and an increase in accumulated other comprehensive income. Earnings contributed $2.4 million to stockholders' equity this nine month period. Accumulated other comprehensive gains contributed $1.7 million to stockholders' equity during this nine month period.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2001, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 10.01%, a Tier 1 risk-based capital ratio of 9.05%, and a leverage ratio of 6.75%. As of September 30, 2001, Indian River Bank also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act, having total and tier 1 risk based capital ratios of 10.05% and 9.00%, and a leverage ratio of 6.72%. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

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

                            PART II OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

                  From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

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

       (b)    Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INDIAN RIVER BANKING COMPANY
                             (Registrant)



November 12, 2001            By: /s/ Paul A. Beindorf
                                 -----------------------------------------------
                                 Paul A. Beindorf, President and Chief Executive Officer



November 12, 2001            By: /s/ Michelle L. Hepfer
                                 -----------------------------------------------
                                 Interim Treasurer and Chief
                                 Financial Officer (Principal
                                 Accounting and Financial Officer)
                                 Vice President and Controller -
                                 Indian River National Bank