Form 10-K
period 2001-12-31
INDIAN RIVER BANKING COMPANY
filed 2002-03-14
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

           X   Annual report under Section 13 or 15(d) of the Securities
         ----- Exchange Act of 1934

         For the fiscal year ended December 31, 2001

         ----- Transition report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    --------------

Commission file number: 000-32643

                          INDIAN RIVER BANKING COMPANY
             (Exact name of registrant as specified in its charter)


                 FLORIDA                                59-2931518
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)


                    958 20th Place, Vero Beach, Florida   32960
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number: 772.569.9200

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $1.00 par value

Indicate by check mark whether the registrant; (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No
    ------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The issuer's revenues for the fiscal year ended December 31, 2001 were approximately $30,288,360.

The aggregate market value of the outstanding common stock held by nonaffiliates as of February 22, 2002 was approximately $ 32,768,215.

As of February 22, 2002, the number of outstanding shares of registrant's common stock, $1.00 par value, was 1,948,822.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated by reference into this Form 10-K:

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 24, 2002 are incorporated by reference in part III hereof.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Indian River Banking Company ("Indian River") was incorporated under the laws of the State of Florida in January 1989 to be the holding company for Indian River National Bank ("Indian River Bank"), and acquired all of the shares of Indian River Bank in April 1989. Indian River has two subsidiaries, Indian River Bank, a national banking association, and Indian River Title Company, LLC. Indian River Bank commenced operations in March 1985, and currently operates out of its main office and six branch offices. Indian River Bank seeks to provide a high level of personal service and a sophisticated menu of products to individuals and to small and medium sized businesses. While Indian River Bank offers a full range of services to a wide array of depositors and borrowers, it has chosen the small and medium sized businesses, professionals and individual retail customers as its primary target market. Indian River Bank believes that as financial institutions grow and are merged with or acquired by larger institutions with headquarters that are far away from the local customer base, the local business and individual is further removed from the point of decision making. Indian River Bank attempts to place the customer contact and the ultimate decision on products and credits as close together as possible.

         Indian River has elected to become a "financial holding company" under the Gramm Leach Bliley Act and the regulations promulgated under that act. As a financial holding company, Indian River is to engage in activities which law, regulation or order determines are financial in nature, or which are incidental or complementary to those activities. While we have not commenced any activities which are financial in nature, we expect that Indian River will explore engaging in insurance agency activities in addition to the title insurance agency activities currently conducted by Indian River Title Company, particularly those related to health and life agency activities. Currently, there are no definitive plans or agreements regarding Indian River's plans to engage in activities which are financial in nature. We cannot be sure that we will engage in these insurance activities or other financial activities, or that we will be successful or profitable in these activities.

         Indian River Bank expects to continue its expansion of operations by opening its seventh branch, its fourth in Brevard County, during 2002. No location has been selected as of this date, and the cost of construction or renovation cannot be reliably estimated. Although we expect that the new branch will open before year end there can be no assurance as to the date on which it will open, that it will be profitably operated or that it will add to earnings.

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

         At December 31, 2001, Indian River Bank's statutory lending limit to any single borrower was $4.4 million subject to certain exceptions provided under applicable law. As of December 31, 2001, Indian River Bank's credit exposure to its largest borrower was $4.1 million.

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

         As part of its internal loan review process, Indian River Bank's Asset-Liability Committee, comprised of loan officers and staff, reviews all loans 30-day delinquent, loans on the Watch List, loans rated special mention, substandard, or doubtful, and other loans of concern at least quarterly. Loan reviews are reported to the Audit and Examining Committee with any adversely rated changes specifically mentioned. All other loans with their respective risk ratings are reported monthly to Indian River Bank's Board of Directors. The Examining (Audit) Committee coordinates periodic documentation and internal control reviews by outside vendors to complement loan reviews.

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

BROKERAGE ACTIVITIES

         Indian River Bank offers brokerage services through FiServe Investor Services, Inc, member NASD & SIPC, a third party vendor. Brokerage services provided by FiServe include a full line of investment products, including the purchase and sale of mutual funds, annuities, stocks, bonds, term life insurance, cash management accounts, IRA's, and many other products and services.

         The manager of brokerage services for Indian River Bank is a licensed securities representative through the NASD and is a dual employee of both FiServe and Indian River Bank. In such capacity, he must comply with all applicable rules and regulations of the FDIC, the SEC and the National Association of Securities Dealers, SIPC and the OCC. Fees and commissions earned by the brokerage services department are paid monthly by FiServe directly to Indian River Bank.

         The customer base of the brokerage department is made up of approximately 99% percent individuals, with the remainder consisting of investment clubs and other accounts. As of December 31, 2001, there were approximately 730 open brokerage accounts.

SOURCES OF FUNDS

         Deposits. Deposits obtained through bank offices have traditionally been the principal source of Indian River Bank's funds for use in lending and for other general business purposes. At December 31, 2001 total deposits in the bank amounted to $318.8 million. Certificates of deposit and savings deposits, representing 71.9% of the deposit base, are Indian River Bank's primary source of deposit funds.

         In order to better serve the needs of its customers, Indian River Bank offers several types of deposit accounts in addition to standard savings, checking, and NOW accounts. Special deposit accounts include Personal Checking and Small Business Checking. Personal checking requires no minimum balance and has no monthly fee, per check charge, or activity limit, and checks are truncated. Small Business Checking allows a small business to have up to 300 items per month at no cost and then a $0.25 per item charge thereafter during the period.

         Bills have been introduced in each of the last three Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

         Borrowing. Indian River has established various borrowing arrangements in order to provide management with additional sources of liquidity and funding, thereby increasing flexibility. Indian River has total borrowings, consisting primarily of securities sold under agreements to repurchase and FHLB advances, of $41.6 million at December 31, 2001. In addition, Indian River has available credit of $9 million under federal funds lines of credit and in excess of $20 million available under its line with the Federal Home Loan Bank of Atlanta. Management believes that Indian River currently has adequate liquidity available to respond to anticipated liquidity demands.

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

EMPLOYEES

         As of March 1, 2002, Indian River Bank had 130 full-time equivalent employees. Indian River has no employees who are not also employees of Indian River Bank. Such employees are not represented by any collective bargaining unit, and we believe our employee relations are good. Indian River Bank maintains a benefit program which includes health and dental insurance, life and long-term disability insurance, and a 401(k) plan for substantially all full-time employees.

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

         The Gramm Leach Bliley Act allows a bank holding company to certify status as a financial holding company, which allows a company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The Gramm Leach Bliley Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature or incidental or complementary thereto. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. Indian River has elected to be a financial holding company.

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

         As a financial holding company, no prior regulatory approval will be required for Indian River to acquire a company, other than a bank or savings association, engaged in most activities permitted under the Gramm Leach Bliley Act, as discussed above.

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

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt, intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0%, requiring no risk-based capital, for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank or holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums at a uniform rate of 0.23% of insured deposits. Certain studies by the FDIC and other agencies project that the BIF will fall below the required reserve ratio in 2002, which would likely result in the imposition of deposit premiums at the uniform rate in 2003, although there can be no assurance of this.

ITEM 2. PROPERTIES.

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

         Indian River leases the properties housing its remaining branches and the Operations Center. The Roseland Branch, located at 13600 US 1, Unit 14, Sebastian, Florida, in a 2,600 square foot masonry building is leased under a six year lease which terminates in February 2007, and has a current annual rent of $37,835, subject to annual increase based on the consumer price index (the "CPI"). The Plantation branch, located at 6600 20th Street, Vero Beach, Florida, consists of 2,875 square feet in a masonry building and three drive through lanes. The property is occupied under a ten year lease, terminating in September 2002, at a current annual rent of $37,005, subject to annual increase based on the CPI, with a maximum increase of 5% annually. Indian River has four three year renewal options. The Palm Bay branch, located at 5240 Babcock Street, NE, Palm Bay, Florida, consists of 5,000 square feet in a masonry building and three drive through lanes. The property is occupied under a three year lease, terminating in October 2003, at a current annual rent of $72,230, subject to annual increase based on the CPI, with a 5% maximum annual increase. Indian River has two three year renewal options. The Gateway Office, located at 1421 Gateway Drive, Melbourne, Florida, is a 2,500 square foot stand alone masonry building with three drive through lanes. The property is occupied under a ten year lease, terminating in 2009, at a current annual rent of $73,075, subject to annual increase based on the CPI with an 8% maximum annual increase. Indian River has two five year renewal options. The Rockledge branch, located at 3300 Murrell Road, Rockledge, Brevard County, Florida, is a 2,500 square foot stand alone masonry building with three drive through lanes. The property is occupied under a ten year lease terminating in 2011 at a current annual rental of $88,968, subject to annual increase based on the CPI with an 8% maximum annual increase. Indian River has two five year renewal options. The Operations Center, located at 3895 39th Square, is occupied under two leases. The Operations Center consists of approximately 10,300 square feet in a frame building. The aggregate current annual rental is $87,829, subject to annual increase based on the CPI, with a 2% minimum annual increase and a 5% maximum annual increase. The first lease, covering approximately 8,300 square feet, expires in November 2002 and is subject to two five year renewal options. The second lease, covering 2,000 square feet is leased under a one year lease, with a one year renewal option.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There does not currently exist an organized public trading market for shares of Indian River common stock. Trading in the common stock has been sporadic and consists mainly of private trades conducted without brokers. We are aware of a limited number of trades of the common stock since January 1, 2000, at prices ranging from approximately $18.41 to $ 30.00 per share, as adjusted for the 10% stock dividends paid in January 2000, February 2001 and January 2002, and the two for one stock split paid in March 2000. The last trade known to Indian River was a trade of 444 shares at $30.00 per share on February 15, 2002. In October 2000, Indian River competed its offering of shares of its common stock, having sold an aggregate of 207,828 shares of common stock, at a price of $25.00 per share (before adjustment for the February 2001 stock dividend, approximately 228,610 shares as adjusted), for gross proceeds of $5,195,700. There may be other trades of which we are either not aware, or for which we are not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the common stock.

         As of December 31, 2001, there were 1,771,817 shares of common stock outstanding, held of record by approximately 806 shareholders. On January 24, 2002, Indian River paid a 10% stock dividend to shareholders of record on January 9, 2002, increasing the number of outstanding shares of common stock to 1,948,692, after adjustment for the elimination of fractional shares.

         As of December 31, 2001, there were outstanding options to purchase 120,427 shares of common stock (132,471 as adjusted for the10% stock dividend) pursuant to Indian River's stock option plans, of which 58,274 (64,101 as adjusted for the 10% stock dividend) were presently exercisable.

         The following table shows information relating to Indian River's share price history for the past two fiscal years, and through February 22, 2002. Prices have been adjusted to reflect the 10% stock dividends paid in January 2000, February 2001 and January 2002 and a two for one stock split in the form of a dividend paid in March 2000. High and low sales prices reflect trades known to Indian River, and do not necessarily reflect all trades which occurred. Indian River has not paid any cash dividends during the past two fiscal years, electing to retain earnings to fund the growth of Indian River Bank.

                      2002                    2001                   2000
               --------------------    -------------------     -----------------
Period Ended     High        Low        High        Low         High      Low
               ---------   --------    --------   --------     -------  --------
March 31       $30.00      $26.00      $24.75     $23.40       $20.45   $18.41
June 30                                $24.30     $23.40       $24.55   $20.45
September 30                           $24.30     $22.50       $20.45   $20.45
December 31                            $24.30     $23.85       $24.55   $20.45

         Dividends. Holders of the common stock are entitled to receive dividends as and when declared by the Board of Directors. Indian River has paid stock dividends for each of the last eleven years and currently intends to continue the payment of such dividends. Indian River has not paid cash dividends during such period, electing to retain earnings to support growth, and currently expects that it will continue to retain earnings to support growth. Future dividends will depend primarily upon Indian River Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to Indian River and Indian River Bank. There can be no assurance, however, that Indian River and Indian River Bank will continue to have earnings at a level sufficient to support the payment of dividends or that either entity will in the future elect to pay dividends. As Indian River Bank is the primary source of funds for payment of dividends by Indian River, the inability of Indian River Bank to pay dividends could adversely affect the ability of Indian River to pay dividends.

         Regulations of the OCC place a limit on the amount of dividends Indian River Bank may pay without prior approval. Prior approval of the OCC is required to pay dividends which exceed Indian River Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At

December 31, 2001, the amount available for the payment of dividends without prior approval was approximately $6 million. The Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

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

         Recent Sales of Unregistered Shares. During 2001, Indian River issued 315 shares of common stock which were not registered under the Securities Act of 1933 to 36 non-officer employees of Indian River as awards under to stock grant program. The stock grant program awards one share of common stock for each year of service to non-office employees upon their anniversary date, commencing with their fifth anniversary. No cash consideration or other property was received for the awards, which if considered sales, are exempt under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table shows selected historical consolidated financial data for Indian River. You should read it in connection with the Company's audited consolidated financial statements for the years ended December 31, 2001, 2000 and 1999. The information in this table was derived from audited financial statements, including financial statements for the years ended December 31, 1998 and 1997, which were audited by a firm other than Indian River's current auditors.


                                                                        Year Ended December 31,
                                                  --------------------------------------------------------------------
                                                     2001        2000         1999         1998            1997
                                                  -----------  ----------  -----------  ------------    --------------
                                                                            (Dollars in Thousands)
RESULTS OF OPERATIONS:
Total interest income                             $   26,041  $   24,008   $   17,946    $   15,341     $   13,515
Total interest expense                                12,716      12,523        8,025         7,135          6,307
Net interest income                                   13,325      11,485        9,921         8,206          7,208
Provision for loan losses                                600         660          590           375            385
Net interest income after provision for loan
  losses                                              12,725      10,825        9,331         7,831          6,823
Other income                                           4,247       2,552        2,455         2,217          1,299
Other expenses                                        11,179       9,318        8,641         6,740          4,952
Income before income taxes                             5,793       4,059        3,145         3,308          3,170
Income tax expense                                     2,111       1,428        1,143         1,209          1,172
Net income                                             3,682       2,631        2,003         2,099          1,998

EARNINGS PER SHARE:
Basic earnings per common share(1)                $     1.89  $     1.51   $     1.19    $     1.25     $     1.18
Diluted earnings per common share(1)                    1.86        1.48         1.18          1.24           1.18

PERIOD-ENDING BALANCES:
Total loans, including loans held for sale        $  216,662  $  200,052   $  168,550    $  144,364     $  117,641
Total assets                                         389,145     337,075      271,236       223,116        191,468
Total deposits                                       318,806     284,545      238,846       200,397        172,812
Stockholders' equity                                  27,703      23,200       13,591        13,784         11,597
Stockholders' equity per share(1)                      14.24       13.33         8.06          8.18           6.88
Average weighted shares outstanding at period
  end:
     Basic(1)                                      1,943,064   1,740,754    1,686,621     1,686,270      1,686,837
     Diluted(1)                                    1,980,349   1,780,308    1,696,154     1,691,002      1,688,047

ASSET QUALITY RATIOS:
Allowance for loan losses to loans                      1.30%       1.24%        1.13%         1.05%          1.12%
Nonperforming loans to loans                            0.13%       0.07%        0.06%         0.28%          0.08%
Allowance for loan losses to nonperforming
  loans                                               972.26%    1916.56%     1796.23%       594.60%       1760.91%
Nonperforming assets to loans and other real
  estate                                                0.14%       0.07%        0.06%         0.28%          0.11%
Net loan charge-offs to average loans                   0.11%       0.06%        0.13%         0.15%          0.24%

CAPITAL RATIOS:
Tier I risk-based capital ratio                         9.60%      10.60%        8.40%         9.40%          9.71%
Total risk-based capital ratio                         10.70%      11.70%        9.50%        10.50%         10.87%
Leverage ratio                                          7.00%       7.10%        5.90%         6.20%          6.05%

SELECTED RATIOS:(2)
Return on average total assets                          1.02%       0.85%        0.84%         1.05%          1.16%
Yield on average earning assets                         7.40%       8.20%        8.03%         8.31%          8.36%
Return on average stockholders' equity(2)              14.57%      16.02%       14.34%        16.42%         19.26%
Average stockholders' equity to average total
  assets                                                6.96%       5.32%        5.89%         6.41%          6.00%

(1) Per share data and average weighted shares have been adjusted to reflect 10% stock dividends paid in each year through 2002, and to reflect the two for one stock split in the form of a dividend paid in March 2000.
(2) Represents the return on average stockholders' equity including unrealized gains and losses on securities available for sale of $1.0 million, ($1.6 million), ($319 thousand), $582 thousand and $225 thousand in 2001, 2000, 1999, 1998 and 1997. If the return on average stockholders' equity were calculated without including these unrealized gains and losses, then it would be 15.18%, 14.61%, 13.98%, 17.20% and 19.68% for the years ended December 31, 2001, 2000, 1999, 1998 and
         1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Indian River is a financial holding company for Indian River Bank and is headquartered in Vero Beach, Florida. Indian River Bank is a growing community bank serving individuals and small to medium sized businesses with special focus on real estate related lending and the professional community. Indian River Bank operates four branches in Indian River County and three branches in Brevard County. Indian River Bank offers deposit accounts and associated services to businesses and individuals and makes loans and invests in qualified securities. In addition, Indian River Bank's income includes fees on deposit accounts and loans.

         Forward-looking statements - This management's discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of words such as "may," "will," "anticipates," believes," "expects," "plans," "estimates," "potential, "continue," "should" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does not undertake to update any forward-looking statements to reflect occurrences or events which may not have been anticipated as of the date of such statements.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

         NET INCOME. Indian River had income before income taxes of $5.8 million for the year ended December 31, 2001 compared to $4.1 million for the year ended December 31, 2000. Net income totaled $3.7 million the year ended December 31, 2001, an increase of $1.1 million or 39.9% compared to net income in 2000. Earnings per share basic were $1.89 in 2001 compared to $1.51 in 2000 (as adjusted for 10% stock dividends in January 2002 and February 2001). Return on average equity was 14.6% for the year ended December 31, 2001, as compared to 16.0% for the year ended December 31, 2000. The decline in return on equity during 2001 as compared to 2000 in part reflects the sale in the fourth quarter of 2000 of 207,828 shares of common stock, for gross proceeds of approximately $5.1 million. Return on average assets for 2001 was 1.02% as compared to 0.85% for 2000.

         NET INTEREST INCOME. Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. During 2001 net interest income, rates earned on loans and investments and rates paid on deposits and other borrowings were impacted by the activities of the Federal Reserve in lowering market interest rate benchmarks on eleven occasions, by an aggregate of 475 basis points. Net interest income for the year ended December 31, 2001 totaled $13.3 million compared to $11.5 million in 2000, reflecting an increase of $1.8 million or 16.02%. Total interest income totaled $26.0 million in 2001 compared to $24.0 million in 2000. This increase was primarily the result of increases of $1.6 million in interest and fees on loans. The increase in earnings on loans was due to an increase in average outstanding loan balances from $180.7 million in 2000 to $210.5 million in 2001, offsetting a decrease in the average loan rates earned, which decreased to 8.37% in 2001 from 8.84% in 2000. Interest expense for 2001 increased by $193 thousand from 2000. The increase in interest expense was due to an increase in average interest-bearing deposits and other borrowed funds of approximately $39.4 million, offsetting a decrease in the average rate paid to 4.33% in 2001 from 4.93% in 2000.

         The average yield on earning assets for the year ended December 31, 2001, was 7.53% compared to 8.17% in 2000. The average rate paid on interest bearing liabilities in 2001 was 4.33% compared to 4.93% in 2000. The average interest rate paid on other borrowed funds in 2001 was 4.53% compared to 6.50% in 2000. Yields on savings accounts and certificates of deposits have not dropped as dramatically as market deposit rates in general due to certificate of deposit specials which were offered in 2000 and 2001 before the decline in market rates and also, a savings account special offered in connection with the opening of the Rockledge branch in April 2001, with a rate of 4.89% guaranteed until April 2002. Net interest margin is the ratio of net interest income to average earning assets. For the year ended 2001, net interest margin was 3.85% compared to 3.91% for the year ended December 31, 2000. The table below illustrates the analysis of Indian River's average balances, yields and changes in net interest income for the fiscal years indicated.

         PROVISION FOR LOAN LOSSES. The provisions for loan losses added $0.6 million to the allowance for loan losses in 2001 compared to $0.7 million in 2000. Total charge-offs, net of recoveries, were approximately $234 thousand in 2001 and $111 thousand in 2000.

         NON-INTEREST INCOME. Non-interest income for the year ended December 31, 2001 was $4.3 million compared to $2.6 million in 2000, an increase of $1.7 million or approximately 66.39%. The increase in deposit fee income of $319 thousand, or 23.82% over 2000 levels, resulted primarily from the increased volume of accounts and Indian River Bank's branches opened in 2000 and 2001. The increase in gains on loans held for sale of $989 thousand or 142% over 2000 levels reflected the high level of mortgage lending activity resulting from the significant decline in interest rates during 2001. Declines in mortgage lending and refinancing activity, which may result from a period of stable or increasing interest rates, may have an adverse affect on the volume of loans sold and gains therefrom in future periods. Also, positively affecting non interest income in 2001 was the $221,000 in gains on the sale of securities, an increase of $209,000, or 1,674%, from 2000. See investment activity section below.

         NON-INTEREST EXPENSE. Total non-interest expense for the year ended December 31, 2001 of $11.2 million reflected an increase of approximately $1.9 million, or 19.97%, primarily as a result of increase in personnel costs and other operating expenses. Salaries and benefits expense increased by $1.0 million, or 23.12%, in 2001, to $5.6 million compared to $4.6 million in 2000. Occupancy and equipment expense of $1.5 million stayed the same for 2001 as compared to 2000. The increase in salary and benefits expense was in part a result of the establishment and staffing of the Rockledge branch, Indian River Bank's seventh, during 2001 and payments in connection with the resignation of a former officer. Other operating expenses of $4.1 million increased by $0.9 million or 27.57% in 2001. This was due in part to a $327 thousand increase in service bureau cost. The higher costs reflect an increase in number of accounts and additional services, such as internet banking, bill pay, and ATM online transactions.

         TAXES ON INCOME. Income tax expense totaled $2.1 million for 2001 compared to income tax expense of $1.4 million in 2000.

2000 COMPARED TO 1999

         NET INCOME. Net income totaled $2.6 million the year ended December 31, 2000, an increase of $0.6 million or 31.37% compared to net income in 1999. Earnings per share basic were $1.51 in 2000 compared to $1.19 in 1999 (as adjusted for the 10% stock dividends paid in 2000, 2001 and 2002 and the two for one stock split). Net income in 1999 was adversely impacted by one time expenses aggregating approximately $0.4 million related to the resignation of the former President, and the write-down of a parcel of land previously held for bank premises. Return on average equity was 16.0% for the year ended December 31, 2000, as compared to 14.3% for the year ended December 31, 1999. Return on average assets for 2000 was 0.85% as compared to 0.84% for 1999.

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

COMPARISON OF AVERAGE BALANCES, INTEREST AND YIELDS

         The following tables provides certain information relating to Indian River's average consolidated statements of financial condition and reflects the interest income on interest-earning assets and interest expense of interest-bearing liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balance of the related assets or liabilities for the periods presented. Non-accrual loans have been included in the average balances of loans receivable.

                                                                Year Ended December 31,
                                  --------------------------------------------------------------------------------------
                                                   2001                                            2000
                                  --------------------------------------       -----------------------------------------
                                   Average                     Average          Average                         Average
                                   Balance       Interest     Yield/Rate        Balance          Interest     Yield/Rate
                                  ---------      --------     ----------       ---------         --------     ----------
                                                                    (Dollars in Thousands)
Assets:
Interest-earning assets:
    Investments (1)               $ 126,825      $  8,170        6.4%          $ 113,002         $  8,020         7.1%
    Federal funds sold                8,345           248        3.0%                248               15         6.3%
    Loans receivable (2)            210,538        17,623        8.4%            180,743           15,973         8.8%
                                  ---------      --------        ---           ---------         -------- ------------
         Total interest
         earning assets             345,808        26,041        7.5%            293,993           24,008         8.2%
                                                 --------        ---                             -------- ------------
Noninterest-earning assets           17,312                                       14,445
                                  ---------                                    ---------
         Total                    $ 363,120                                    $ 308,438
                                  =========                                    =========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities:
    NOW and money market
    accounts                      $  31,517           367        1.2%          $  29,206              352        1.2%
    Savings accounts                 82,013         2,777        3.4%             68,860            2,654        3.8%
    Certificates of deposit         137,208         7,630        5.6%            127,987            7,685        6.0%
    Other                            42,843         1,942        4.5%             28,172            1,832        6.5%
                                  ---------      --------        ---           ---------         --------        ---
         Total interest-bearing
         liabilities                293,582        12,716        4.3%            254,225           12,523        4.9%
                                                 -------------   ---                             --------        ---
Noninterest-bearing liabilities      44,262                                       37,800
Stockholders' equity                 25,276                                       16,413
                                  ---------                                    ---------
         Total                    $ 363,120                                    $ 308,438
                                  =========                                    =========

Net interest income and net
yield on interest-earning assets                 $ 13,325        3.9%                            $ 11,485        3.9%
                                                 ========        ===                             ========        ===

(1) Includes investment securities and Federal Reserve Bank, Fed Home Loan Bank, and IBB stock. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.
(2)  Includes loans for which the accrual of interest has been suspended.

                                            Year Ended December 31,
                                   -----------------------------------------
                                                      1999
                                   -----------------------------------------
                                    Average                        Average
                                    Balance         Interest      Yield/Rate
                                   ---------        --------      ----------
                                           (Dollars in Thousands)
Assets
Interest-earning assets
    Investments (1)                $  67,588        $  4,496         6.7%
    Federal funds sold                 2,550             129         5.1%
    Loans receivable (2)             153,267          13,321         8.7%
                                   ---------        --------         ---
        Total interest earning
          assets                     223,405          17,946         8.0%
                                                    --------         ---
Noninterest-earning assets            14,326
                                   ---------
        Total                      $ 237,731
                                   =========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities:
    NOW and money market
      accounts                        26,200             351         1.3%
    Savings accounts                  77,325           3,099         4.0%
    Certificates of deposit           75,648           3,902         5.2%
    Other                             11,409             673         5.9%
                                   ---------        --------         ---
        Total interest-bearing
          liabilities                190,582           8,025         4.2%
                                                    --------         ---
Noninterest-bearing liabilities       33,145
Stockholders' equity                  14,004
                                   ---------
        Total                      $ 237,731
                                   =========

Net interest income and net yield
        On interest-earning assets                  $  9,921         4.4%
                                                    ========         ===

(1) Includes investment securities and Federal Reserve Bank, Fed Home Loan Bank, and IBB stock. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.
(2) Includes loans for which the accrual of interest has been suspended.

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

                                                                      Year Ended December 31,
                                     -------------------------------------------------------------------------------------------
                                                   2001 vs. 2000                                    2000 vs. 1999
                                     -------------------------------------------      ------------------------------------------
                                         Increase (Decrease) Attributable to
                                     -------------------------------------------      ------------------------------------------
                                      Volume     Rate     Rate/Volume    Change       Volume      Rate    Rate/Volume    Change
                                     --------  -------    -----------    -------      -------    -------  -----------    -------
                                                                        (Dollars in Thousands)
Interest income on:
     Investments                     $   981   $  (740)     $   (91)     $   150      $ 3,022    $   301    $   202      $ 3,525
     Federal funds sold                  509        (8)        (268)         233         (117)        31        (28)        (114)
     Loans receivable                  2,642      (851)        (141)       1,650        2,388        224         40        2,652
                                     -------   -------      -------      -------      -------    -------    -------      -------
 Total interest income on
   interest-earning assets             4,132    (1,599)        (500)       2,033        5,293        556        214        6,063
                                     -------   -------      -------      -------      -------    -------    -------      -------

 Interest expense on:
     NOW and money market accounts        28       (12)          (1)          15           40        (34)        (4)           2
     Savings accounts                    507      (322)         (62)         123         (339)      (119)        13         (445)
     Certificates of deposit             554      (568)         (41)         (55)       2,700        640        443        3,783
     Other                               954      (555)        (289)         110          989         69        101        1,159
                                     -------   -------      -------      -------      -------    -------    -------      -------
 Total interest expense on
   interest-bearing liabilities        2,043    (1,457)        (393)         193        3,390        556        553        4,499
                                     -------   -------      -------      -------      -------    -------    -------      -------
 Increase (decrease) in net
   interest income                   $ 2,089   $  (142)     $  (107)     $ 1,840      $ 1,903    $    -     $  (339)     $ 1,564
                                     =======   =======      =======      =======      =======    =======    =======      =======


FINANCIAL CONDITION

         Total assets were $389.1 million at December 31, 2001 compared to $337.1 million as of December 31, 2000. This represented an increase of 15.45%. Average earning assets for 2001 were $345.8 million, an increase of 17.62% from the 2000 average of $294.0 million.

         Total net loans, excluding loans held for sale, increased by $13.4 million, or 6.89%, to $208.0 million at December 31, 2001 compared to $194.6 million at December 31, 2000. Loans held for sale increased $2.8 million, or 95%, reflecting increased mortgage activity and refinancing during the declining rate environment. Investment securities and federal funds sold increased to $154.3 million, a 27.46% increase from the $121.0 million as of December 31, 2000. Total deposits increased by 12.04% to $318.8 million.

         INVESTMENT ACTIVITY. The securities portfolio represented approximately 37.07% and 35.76% of the Bank's assets as of December 31, 2001 and 2000, respectively. During 2001, Indian River's investment securities portfolio increased by $23.7 million, or 19.66%. This increase in the securities portfolio reflects management's commitment to increasing the level of earning assets, enhances our liquidity level, and is a function of deposit growth and additional borrowings in excess of the loan funding and operational requirements of the Bank. The before tax unrealized gain on securities available for sale at December 31, 2001 was $1.6 million as compared to $421 thousand at December 31, 2000, an increase of $1.2 million. The increase in value is primarily a result of the decline in interest rates and the related increase of the market value of fixed rate bonds. The significant increase in corporate bonds is a due to the Bank's 2001 investment strategy that placed an increased reliance on investment grade corporate bonds to increase yield and keep the maturities in the three to five year range. Since December 2001, the Bank has subsequently elected to decrease the percentage of corporate bonds outstanding to about 10% of the total investment portfolio, electing to purchase mortgage back securities and CMO's. As a result of the sale of the corporate bonds, the Bank has recognized gains in the first quarter of 2002.

         The following table provides information regarding the composition of Indian River's investment portfolio at the dates indicated. See Note 3 to the Consolidated Financial Statements for additional information regarding the securities portfolio.

                                                                             December 31,
                                             -----------------------------------------------------------------------------
                                                       2001                      2000                      1999
                                             -----------------------    -----------------------    -----------------------
                                                            Percent                    Percent                   Percent
                                                              of                         of                        of
                                              Balance      Portfolio     Balance      Portfolio    Balance      Portfolio
                                             ---------     ---------    ---------     ---------    --------    -----------
                                                                         (Dollars in thousands)
Available for Sale (at Estimated Market Value):

U.S. Government Agency obligations           $  59,720       41.4%      $  77,881       64.6%      $ 64,852       72.6%

Mortgage-backed securities                      11,559        8.0%          7,490        6.2%         6,471        7.3%

Corporate debt securities                       57,479       39.9%         21,844       18.1%        10,093       11.3%
                                             ---------       ----       ---------       ----       --------       ----
                                             $ 128,758       89.3%      $ 107,215       88.9%      $ 81,416       91.2%
                                             =========       ====       =========       ====       ========       ====

Held to Maturity (at Amortized Cost):

U.S. Government Agency obligations           $   3,232        2.2%      $       -        0.0%      $      -        0.0%

Securities issued by state/political
  subdivisions                                   5,293        3.7%          2,025        1.7%         2,025        2.3%

Mortgage-backed securities                       5,037        3.5%          9,585        8.0%         5,047        5.6%
                                             ---------        ---       ---------       ----       --------       ----
                                             $  13,562        9.4%      $  11,610        9.7%      $  7,072        7.9%
                                             =========       ====       =========       ====       ========       ====

         The following table sets forth the contractual maturities of the components of the Bank's securities portfolio as of December 31, 2001, and the weighted average yields on a non-tax-equivalent basis. The table assumes estimated fair values for available-for-sale securities and amortized cost for held to maturity securities:

                                                     After One Year      After Five Years
                               One Year or Less    Through Five Years    Through Ten Years     After Ten Years          Total
                              ------------------   ------------------   ------------------   -----------------   ------------------
                                        Weighted            Weighted              Weighted            Weighted             Weighted
                              Carrying  Average    Carrying  Average    Carrying   Average   Carrying  Average   Carrying   Average
                               Value     Yield      Value     Yield      Value      Yield     Value     Yield     Value      Yield
                              --------  --------   -------- --------    --------  --------   -------- --------   --------  --------
                                                                     (Dollars in thousands)
Available for Sale:
U.S. Government Agency
 obligations                  $      -         -   $ 13,124    4.5%     $ 40,601     6.2%    $  5,995    6.2%    $ 59,720     5.8%
Mortgage-backed securities           -         -      1,818    6.8%        1,021     6.1%       8,720    6.0%      11,559     6.1%
Corporate debt securities            -         -     56,408    5.4%        1,071     6.7%           -    0.0%      57,479     5.4%
                              --------  --------   --------    ---      --------     ---     --------    ---     --------     ---
Total                         $      -         -   $ 71,350    5.3%     $ 42,693     6.2%    $ 14,715    6.1%    $128,758     5.7%
                              ========  ========   ========    ===      ========     ===     ========    ===     ========     ===

Held To Maturity
U.S. Government Agency
 obligations                  $     -           -  $      -      -      $      -          -  $  3,232    7.5%    $  3,232     7.5%
Securities issued by
 state/political subdivisions       -           -         -      -             -          -     5,293    5.1%       5,293     5.1%
Mortgage-backed securities          -           -         -      -             -          -     5,037    3.7%       5,037     3.7%
                              -------   ---------  --------   ----      --------  ---------  --------    ---     --------     ---
Total                         $     -           -  $      -      -      $      -          -  $ 13,562    5.2%    $ 13,562     5.2%
                              =======   =========  ========    ===      ========  =========  ========    ===     ========     ===

         LOAN PORTFOLIO. The following table shows the composition of Indian River's loan portfolio by type of loan at the dates indicated.

                                                                              December 31,
                             ------------------------------------------------------------------------------------------------------
                                    2001                   2000                1999                  1998               1997
                             ------------------   ------------------   ------------------   ------------------   ------------------
                                       Percent              Percent              Percent              Percent              Percent
                                       of Total             of Total             Of Total             of Total             of Total
                              Balance   Loans      Balance   Loans      Balance   Loans      Balance   Loans      Balance   Loans
                              -------   -----      -------   -----      -------   -----      -------   -----      -------   -----
                             ------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Real Estate:
   Construction
      and land development   $  32,778   15.5%    $   8,883    4.5%    $   8,626    5.1%    $   2,382    1.7%    $   1,892    1.6%
   Farmland                      2,943    1.4%        2,690    1.4%        3,146    1.9%        2,984    2.1%        1,916    1.6%
   One to four family
     residential                74,918   35.5%       86,937   44.1%       68,431   40.6%       60,956   42.2%       49,873   42.4%
   Multifamily residential       3,521    1.7%        1,117    0.6%        1,766    1.0%        1,762    1.2%        2,014    1.7%
   Nonfamily,
     nonresidential             62,660   29.7%       62,772   31.8%       55,104   32.7%       45,452   31.5%       32,080   27.3%
Agriculture                      2,454    1.2%        3,236    1.7%        1,707    1.0%        1,552    1.1%        1,752    1.5%
Commercial and Industrial       14,948    7.1%       13,048    6.6%       12,308    7.3%       11,038    7.6%        9,865    8.4%
Consumer                        14,421    6.8%       15,244    7.7%       15,092    9.0%       15,562   10.8%       15,868   13.5%
Other                            2,225    1.1%        3,172    1.6%        2,370    1.4%        2,676    1.8%        2,381    2.0%
                             ---------            ---------             ---------           ---------            ----------
   Total Loans                 210,868              197,099               168,550             144,364               117,641
                             ---------            ---------             ---------           ---------            ----------

   Less: unearned
   discounts and loan fees           5                    6                     -                   1                      8
                             ---------            ---------             ---------           ---------             ----------
   Loans, net                $ 210,863            $ 197,093             $ 168,550             144,363                117,633
                             =========            =========             =========           =========             ==========

         LOAN MATURITY. The following table sets forth the term to contractual maturity of Indian River Bank's loan portfolio at December 31, 2001. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

                                                                                      Due In
                                                           ------------------------------------------------------------
                                           Total           One Year or Less      One to Five Years      Over Five Years
                                         ---------         ----------------      -----------------      ---------------
                                                                     (Dollars in Thousands)
Commercial, Agricultural                 $  17,402             $   7,446             $   9,459             $     497
Real estate construction                    32,778                 8,337                 9,128                15,313
Real estate mortgage                       144,042                 6,107                12,946               124,989
Consumer, other                             16,646                 2,092                12,834                 1,720
                                         ---------             ---------             ---------             ---------
Total loans                              $ 210,868             $  23,982             $  44,367             $ 142,519
                                         =========             =========             =========             =========

Loans with:
Predetermined fixed interest rate        $  70,321             $  13,886             $  34,883             $  21,552
Floating interest rate                     140,547                10,096                 9,484               120,967
                                         ---------             ---------             ---------             ---------
Total loans                              $ 210,868             $  23,982             $  44,367             $ 142,519
                                         =========             =========             =========             =========

         Fixed rate loans due after one year total approximately $62 million and adjustable rate loans due after one year total approximately $130 million. See note 4 to the consolidated financial statements for additional information regarding the composition of the loan portfolio.

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

         Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due / problem loans and (3) all other passing grade loans. For specific allocation loans, the bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. Problem loans are identified by the Loan Officer, Loan Review, Asset Liability Committee or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Inherent losses in past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 are multiplied by a loss factor of 5%, loans past due 60-89 days are multiplied by 10% and loans past due 90 days are multiplied by a loss factor of 50%. All other loans are graded pass and are categorized into loan groups and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Loss factor percentages are determined taking into consideration the risk characteristics of the loan portfolio, past charge-off experience of the Indian River and its peer group, general economic conditions, and other factors that warrant current recognition.

         At December 31, 2001, the allowance for losses was $2.8 million or 1.34% of loans outstanding compared to $2.5 million or 1.24% of loans outstanding as of December 31, 2000, an increase of $366 thousand. This increase is attributable primarily to an increase in total loans outstanding. At December 31, 2001, non-accrual loans increased by $13 thousand, or 10.84%, to $133 thousand compared to $120 thousand at December 31, 2000. The allowance for loan losses coverage of non-accrual loans was 2120% at December 31, 2001 compared to coverage of 2049% at December 31, 2000. See Note 1 to the consolidated financial statements for additional information regarding the allowance for loan losses.

         The following table sets forth activity in the allowance for loan losses for the periods indicated.

                                                                        Year Ended December 31,
                                                      ----------------------------------------------------------
                                                        2001         2000         1999         1998         1997
                                                      -------      -------      -------      -------      ------
                                                                      (Dollars in Thousands)
           Balance at beginning of year               $ 2,453      $ 1,904      $ 1,510      $ 1,322      $ 1,204
                                                      -------      -------      -------      -------      -------
           Charge-offs:
             Commercial, Agricultural                     (62)         (15)         (17)         (12)         (18)
             Real estate construction                      (4)           -            -            -            0
             Real estate mortgage                           -          (27)           -            -           (6)
             Installment loans to individuals            (201)        (111)        (232)        (233)        (317)
                                                      -------      -------      -------      -------      -------
           Total                                         (267)        (153)        (249)        (245)        (341)
                                                      -------      -------      -------      -------      -------
           Recoveries
             Commercial, Agricultural                       -            1           10            6            6
             Real estate construction                       -            -            -            -            -
             Real estate mortgage                           -            -            -            -            7
             Installment loans to individuals              34           41           43           52           61
                                                      -------      -------      -------      -------      -------
           Total                                           34           42           53           58           74
                                                      -------      -------      -------      -------      -------
           Net charge-offs                               (233)        (111)        (196)        (187)        (267)
           Additions charged to operations                600          660          590          375          385
                                                      -------      -------      -------      -------      -------
           Balance at end of period                   $ 2,820      $ 2,453      $ 1,904      $ 1,510      $ 1,322
                                                      =======      =======      =======      =======      =======

           Ratio of net charge-offs during the
             period to average loans outstanding
             during the period                           0.11%        0.06%        0.13%        0.15%        0.24%

         The following table allocates the allowance for loan losses by loan category. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                   December 31,
                 -----------------------------------------------------------------------------------------------------------
                        2001                  2000                  1999                  1998                  1997
                 -------------------   -------------------   -------------------   -------------------   -------------------
                                                             (Dollars in Thousands)

                  Amount  Percent(1)    Amount  Percent(1)    Amount  Percent(1)    Amount  Percent(1)    Amount  Percent(1)
                  ------  ----------    ------  ----------    ------  ----------    ------  ----------    ------  ----------

Commercial,
  Agricultural   $   524      8%       $   390      8%       $    66      8%       $    41      9%       $    47       10%
Real estate
  construction       154     15%            76      5%            39      5%            15      2%            10        2%
Real estate
  mortgage         1,776     69%         1,639     78%         1,400     76%         1,105     77%           860       73%
Consumer, other      366      8%           348      9%           399     11%           349     12%           405       15%
                 -------    ---        -------    ---        -------    ---        -------    ---        -------    -----
Total allowance
  for loan
  losses         $ 2,820    100%       $ 2,453    100%       $ 1,904    100%       $ 1,510    100%       $ 1,322    100.0%
                 =======    ===        =======    ===        =======    ===        =======    ===        =======    =====

(1) Represents the percent of loans in category to the gross loans.

         NON-PERFORMING ASSETS. Indian River Bank's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $290 thousand at December 31, 2001 compared to $128 thousand at December 31, 2000. The percentage of non-performing assets to total assets was 0.08% at December 31, 2001 compared to 0.04% December 31, 2000.

         Non-performing loans constituted all of the non-performing assets at December 31, 2001 and December 31, 2000. Non-performing loans at December 31, 2001 consist of loans in non-accrual status in the amount of $133 thousand and loans past due over ninety days of $157 thousand compared to non-accrual loans of $120 thousand and loans past due over ninety days of $8 thousand at December 31, 2000.

         Indian River Bank owned no other real estate owned at either December 31, 2001 or 2000. Generally, Indian River Bank would evaluate the fair OREO value of each property annually. These evaluations may be appraisals or other market studies. Credit card loans are placed on non accrual when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days or when determined to be uncollectible by management.

         The following table shows the amounts of non-performing assets at the dates indicated.

                                                                           December 31,
                                                    ----------------------------------------------------------
                                                     2001         2000        1999          1998          1997
                                                    -----        -----       -----         -----         -----
                                                                     (Dollars in Thousands)
Nonaccrual Loans
      Real estate                                   $ 120        $ 120       $  49         $ 254         $   -
      Installment                                      13            -           5             -            30

Accrual loans - Past due 90 days or more
      Real estate                                     125            -          20           132            30
      Installment                                      32            8          32            11            40

Restructured loans                                      -            -           -             -             -

Real estate owned                                       -            -           -             -            33
                                                    -----        -----       -----         -----         -----
            Total nonperforming assets              $ 290        $ 128       $ 106         $ 397         $ 133
                                                    =====        =====       =====         =====         =====

         At December 31, 2001, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms. For the year ended December 31, 2001, $10 thousand in gross interest income would have been recorded if the $133 thousand of nonaccrual loans had been accruing interest throughout the period.

         RELATED PARTY TRANSACTIONS. For the year ended December 31, 2001 the aggregate loans to director of the Bank and their related interest and executive officers totaled approximately $3,821,000. During the year $634 thousand in new loans and advances was extended and $834 thousand was paid on these loans to related parties.

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

         The following table reflects Indian River Bank's deposits by category for the periods indicated.


                                                                            Year Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                           2001                       2000                         1999
                                                           ----                       ----                         ----
                                                                             (Dollars in Thousands)
                                                   Average     Average        Average      Average         Average     Average
                                                   Balance      Rate          Balance       Rate           Balance      Rate
                                                   -------     -------       ---------     -------         -------     -------
Deposit Category
  Noninterest-bearing demand                      $  43,157     0.0%         $  36,916      0.0%          $  32,497     0.0%
  Interest-bearing demand                            28,719     1.1%            25,583      1.1%             22,797     1.2%
  Money market                                        2,798     1.5%             3,623      2.0%              3,403     2.0%
  Savings                                            82,013     3.4%            68,860      3.9%             77,325     4.0%
  Certificates of deposit of $100,000 or more        31,984     5.6%            22,506      6.0%             14,148     5.2%
  Other time                                        105,224     5.5%           105,481      6.0%             61,500     5.1%
                                                  ---------                  ---------                    ---------
  Total                                           $ 293,895                  $ 262,969                    $ 211,670
                                                  =========                  =========                    =========

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001. See Note 7 to the consolidated financial statements for additional information regarding Indian River's time deposits.

                                                         December 31, 2001
                                                         -----------------
                                                      (Dollars in Thousands)
Due In
         3 months or less                                   $  8,737
         Over 3 through 6 months                              12,864
         Over 6 through 12 months                             11,644
         Over 12 months                                        1,061
                                                            --------
         Total                                              $ 34,306
                                                            ========

         The following table provides information regarding Indian River Bank's short-term borrowings for the periods indicated. See Note 9 to the Consolidated Financial Statements for additional information regarding Indian River Bank's borrowings.


                                                       Maximum Amount
                                                       Outstanding At      Average       Average      Ending     Average Rate at
Year Ended December 31,                                 Any Month End      Balance        Rate        Balance      Period End
------------------------------------------           --------------     --------      --------     --------    ---------------
Federal Funds Sold & Repurchase Agreements
                                             2001         $ 20,853        $ 15,625        4.4%       $ 13,156          2.0%
                                             2000           23,822          13,828        6.5%         15,244          6.2%
                                             1999           13,075           3,225        5.4%          7,800          4.8%
Other Short Term Borrowings
                                             2001         $      -        $      -        0.0%       $      -          0.0%
                                             2000           10,000           9,109        6.3%         10,000          5.9%
                                             1999            5,000             639        5.9%          5,000          6.5%

         ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Indian River's profitability, like that of most financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable changes in market interest rates. Interest rate risk, or sensitivity, arises due to fluctuations in the general level of interest rates and such fluctuations can significantly impact our level of profitability. Interest rate risk, or sensitivity, also relates to the maturity or repricing characteristics of assets differing from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as non-interest-bearing deposits and shareholders' equity. Managing interest rate risk is fundamental to banking. The inherent maturing and re-pricing characteristics of our day-to-day lending and deposit activities create a naturally asset-sensitivity structure. Indian River seeks to manage its interest rate risk through its Asset/Liability Management Committee
(ALCO) established by the Board of Directors and consisting of the Chief Executive Officer, Controller, Chief Lending Officer, Audit Supervisor, Lending Officers, and Loan Operations Officers.

         The Chief Executive Officer, in conjunction with the ALCO Committee members, monitors the day-to-day exposure to changes in interest rates in response to loan and deposit flows. The methodology we use for measuring exposure to interest rate risk is intended to ensure that we include a sufficiently broad range of rate scenarios and pattern of rate movements that we believe to be reasonably possible. The methodology measures the impact that 100, 200, and 300 basis point rate changes would have on earnings over the subsequent twelve months. Our earnings simulation model reflects a number of variables that we identify as being affected by interest rates. At December 31, 2001, the model projected net interest income would decrease by 1.09% if interest rates would immediately fall by 200 basis points. It projects a decrease in net interest income by 4.68% if interest rates would immediately rise by 200 basis points. The model projected that for December 31, 2001, net income would decrease by 2.35% if interest rates fell by 200 basis points, and net income would decrease by 10.06% if interest rates rose by 200 basis points. The simulation model used by Indian River uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate future changes on net interest income or net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management strategies, among other factors.

         The ALCO also establishes and monitors the volume and mix of assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. Notwithstanding Indian River's interest rate risk management activities, the potential for changing market interest rates is an uncertainty that can have an adverse effect on net income and on the value of fixed rate assets and variable rate assets which may not reprice as rapidly as interest rates change, or which may not fully reflect such changes.

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds, mortgaged backed securities, and obligations of the U.S. Government, its agencies and sponsored entities available for sale, of $81.3 million at December 31, 2001, reflected a decrease of $4.6 million from December 31, 2000, or 5.36%. Funds available through short-term borrowings and asset maturities are considered adequate to meet all current needs. At December 31, 2001, Indian River had available credit of $9.0 million under lines of credit with correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has available credit of $22.8 million under its line with the Federal Home Loan Bank of Atlanta. This line may be utilized as a supplementary source of funding growth for the Bank. In addition, the ALCO has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

         The loan to deposit ratio at December 31, 2001 was 67.08% down from 69.44% at December 31, 2000. The loan to total assets ratio at December 31, 2001 was 54.95% compared to 58.62% at December 31, 2000.

         "Gap analysis" is a measure of interest rate sensitivity traditionally used in the banking industry. Gap analysis measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. The amortized cost of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 which are anticipated, based on certain assumptions, to re-price or mature in future time periods, are set forth in the sensitivity analysis below. The table reflects the shorter of the maturity or repricing date as of December 31, 2001.

                                                             More than 3
                                                              Months but         1 Year
                                               3 Months       Less than          through        More than
                                               or Less          1 Year           5 Years         5 Years          Total
                                               ---------     -----------         -------        ---------       ---------
                                                                          (Dollars in Thousands)
ASSETS
Securities available for sale                  $   5,420      $  10,738         $  75,574       $  35,442       $ 127,174
Securities held to maturity                        5,037              -                 -           8,525          13,562
Other investments                                  1,899              -                 -               -           1,899
Federal funds sold                                10,033              -                 -               -          10,033
Loans                                             49,006         57,464           105,644           4,548         216,662
                                               ---------      ---------         ---------       ---------       ---------
Total earning assets                           $  71,395      $  68,202         $ 181,218       $  48,515       $ 369,330
                                               ---------      ---------         ---------       ---------       ---------

LIABILITIES
Certificates of deposit                        $  24,584      $  88,534         $   7,541       $      67       $ 120,726
Money market accounts                                  -          1,585             1,585               -           3,170
Transactions accounts                                  -              -            29,778           7,443          37,221
Savings accounts                                       -              -            86,902          21,726         108,628
Federal funds purchased                                -              -                 -               -               -
FHLB advances                                        143            143               571          27,000          27,857
Other borrowed funds                              13,156              -                 -               -          13,156
                                               ---------      ---------         ---------       ---------       ---------
Total interest-bearing liabilities             $  37,883      $  90,262         $ 126,377       $  56,236       $ 310,758
                                               ---------      ---------         ---------       ---------       ---------
Interest sensitivity gap:

Amount                                            33,512        (22,060)           54,841          (7,721)         58,572
Cumulative Gap                                    33,512         11,452            66,293          58,572          58,572

Gap as % of Total Assets                             8.6%          (5.7%)            14.1%           (2.0%)          15.0%
Cumulative Gap as % of Total Assets                  8.6%           2.9%             17.0%           15.0%           15.0%

Ratio of rate sensitive assets to rate
  sensitive liabilities                              1.9%           0.8%              1.4%            0.9%            1.2%

Cumulative ratio of rate sensitive assets
  to rate sensitive liabilities                      1.9%           1.1%              1.2%            1.2%            1.2%

The amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual terms of the asset or liability. Indian River Bank has assumed that its savings, interest checking, and money market accounts re-price daily. At December 31, 2001, the bank's one-year interest sensitivity gap (the difference between the amount of interest-earning assets and interest bearing liabilities, anticipated by the bank, based on certain assumptions, to mature or re-price within one year) as a percentage to total assets was 2.9%. This positive gap position means the bank had $11.4 million more assets than liabilities re-pricing within one year. This generally indicates that in a period of increasing interest rates, the bank's net interest income may be positively affected. Conversely, in a declining interest rate environment, the bank's net interest income may decrease. However, this approach assumes that all re-pricing assets and liabilities will re-price the same way. Historical data indicates that certain deposit liabilities such as interest checking, savings, and money market deposits do not re-price the same way as other products and interest gap analysis tend to be more accurate when adjusted to reflect such behavior. No adjustments are included in the table presented. Indian River also monitors its exposure to changes in interest rates using models which measure the impact of assumed changes.

         CAPITAL ADEQUACY. Total stockholders' equity was $27.7 million at December 31, 2001 compared to $23.2 million at December 31, 2000. The change represents an increase of $4.5 million or 19.40%. This change is a result of earnings of $3.7 million, and net unrealized holding gains on investment securities of $0.8 million in 2001.

         At December 31, 2000, Indian River Bank's ratio of Tier 1 capital to total average assets equaled 7.0%, which exceeded the minimum leverage capital ratio of 4.00% by 3.0% and the minimum leverage ratio for "well capitalized" banks of 5.00% by 2.0%.

         The ratio of Indian River's average equity to average assets for the years ended December 31, 2001, 2000 and 1999 was 6.96%, 5.15% and 5.89%,
respectively.

         Indian River monitors its capital levels and those of Indian River Bank in light of regulatory guidelines and requirements, and the anticipated nature and level of growth in assets. The ability of Indian River to continue growth is dependent on its ability to increase its regulatory capital levels, through retained earnings, holding company borrowing, or the issuance of additional equity or debt securities, or otherwise. In the event that Indian River is unable to obtain additional capital on a timely basis, the growth of Indian River and Indian River Bank may be curtailed, and they could be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. Indian River does not currently anticipate the inability to maintain compliance with regulatory capital requirements.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Company, the provisions of the Statements are effective January 1, 2002. Implementation of the Statements will have no material impact on the Company's financial statements.

         The Financial Accounting Standards Board has issued Statement 143, "Accounting for Asset Retirement Obligations" and Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Company, the provisions of Statement 143 and 144 are effective January 1, 2003, and January 1, 2002, respectively. Implementation of the Statements is not expected to have a material impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Please refer to Item 7 of this report, "Management's Discussion and Analysis", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Indian River Banking Company
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Indian River Banking Company and subsidiaries (the "Bank") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indian River Banking Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida
February 1, 2002

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


ASSETS                                                                                2001                 2000
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents
  Cash and due from banks (Notes 2 and 18)                                        $  13,334,594       $  10,336,581
  Federal funds sold (Note 18)                                                       10,032,718             493,000
                                                                                  ---------------------------------
          TOTAL CASH AND CASH EQUIVALENTS                                            23,367,312          10,829,581
                                                                                  ---------------------------------
Investment Securities
  Securities available-for-sale (Note 3)                                            128,757,944         107,215,355
  Securities held to maturity (market value 2001 $13,505,244;
    2000 $11,597,212) (Note 3)                                                       13,561,919          11,609,513
  Other securities, at cost (Notes 3 and 9)                                           1,898,950           1,702,050
                                                                                  ---------------------------------
          TOTAL INVESTMENT SECURITIES                                               144,218,813         120,526,918
                                                                                  ---------------------------------

Loans Held for Sale                                                                   5,794,500           2,953,100


Loans (Notes  4,  9, 12, 17 and 18)                                                 210,862,661         197,093,471
  Less allowance for loan losses (Note 5)                                            (2,819,544)         (2,543,198)
                                                                                  ---------------------------------
          LOANS, NET                                                                208,043,117         194,640,273

Bank Premises and Equipment, net (Note 6)                                             4,051,930           3,816,994

Accrued Interest Receivable                                                           2,783,081           2,990,440

Deferred Tax Asset (Note 8)                                                             345,959             667,369

Other Assets                                                                            540,208             650,496
                                                                                  ---------------------------------
          TOTAL ASSETS                                                            $ 389,144,920       $ 337,075,171
                                                                                  =================================

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2001               2000
------------------------------------------------------------------------------------------------------------------
Liabilities
  Noninterest-bearing demand deposits                                            $  49,062,067       $  41,435,265
  Interest-bearing deposits:
    NOW                                                                             37,220,632           6,827,308
    Money market                                                                     3,169,647           2,890,737
    Savings                                                                        108,628,195          64,335,447
    Time deposits, $100,000 and over (Note 7)                                       34,306,131          38,527,794
    Other time deposits (Note 7)                                                    86,419,524         110,528,113
                                                                                 ---------------------------------
          TOTAL DEPOSITS                                                           318,806,196         284,544,664

Federal funds purchased and securities sold under
  repurchase agreements (Note 9)                                                    13,156,163          15,243,931
Other borrowings (Note 9)                                                           28,427,143          13,142,857
Other liabilities                                                                    1,052,231             943,258
                                                                                 ---------------------------------
          TOTAL LIABILITIES                                                        361,441,733         313,874,710

Commitments and Contingencies (Notes 9, 13, and 17)

Stockholders' Equity (Notes 10, 11, 16 and 23)
Common stock, $1 par value; 10,000,000 shares
    authorized; issued and outstanding 2001 1,948,692 shares;
    2000 1,764,715 shares,                                                           1,948,692           1,764,715
  Capital surplus                                                                   20,877,882          16,353,972
  Retained earnings                                                                  3,878,759           4,816,781
  Accumulated other comprehensive income                                               997,854             264,993
                                                                                 ---------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                27,703,187          23,200,461
                                                                                 ---------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 389,144,920       $ 337,075,171
                                                                                 =================================

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                            2001              2000             1999
----------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and fees on loans                                              $ 17,622,750      $ 15,972,769     $ 13,321,103
  Investment securities and due from banks                                8,170,175         8,019,988        4,495,681
  Federal funds sold                                                        248,554            15,573          129,487
                                                                       -----------------------------------------------
                                                                         26,041,479        24,008,330       17,946,271
                                                                       -----------------------------------------------
Interest expense:
  Deposits                                                               10,773,837        10,691,651        7,352,102
  Other                                                                   1,942,365         1,831,797          672,892
                                                                       -----------------------------------------------
                                                                         12,716,202        12,523,448        8,024,994
                                                                       -----------------------------------------------
      NET INTEREST INCOME                                                13,325,277        11,484,882        9,921,277
Provision for loan losses (Note 5)                                          600,000           660,000          590,000
                                                                       -----------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                12,725,277        10,824,882        9,331,277
                                                                       -----------------------------------------------
Other income:
  Service charges and fees                                                1,657,062         1,338,239        1,097,848
  Gain on sales of securities (Note 3)                                      221,709            12,500           76,340
  Gain on sale of loans                                                   1,684,920           695,911          816,986
  Other                                                                     683,190           505,761          464,164
                                                                       -----------------------------------------------
                                                                          4,246,881         2,552,411        2,455,338
                                                                       -----------------------------------------------
Other expense:
  Salaries                                                                4,804,813         3,902,663        3,613,205
  Employee benefits                                                         764,415           694,659          622,500
  Occupancy                                                                 823,662           688,552          563,344
  Furniture and equipment                                                   687,983           819,870          726,584
  Other operating expenses (Note 14)                                      4,098,074         3,212,512        3,115,615
                                                                       -----------------------------------------------
                                                                         11,178,947         9,318,256        8,641,248
                                                                       -----------------------------------------------
      INCOME BEFORE INCOME TAXES                                          5,793,211         4,059,037        3,145,367
Provision for income taxes (Note 8)                                       2,111,610         1,428,209        1,142,767
                                                                       -----------------------------------------------
      NET INCOME                                                       $  3,681,601      $  2,630,828     $  2,002,600
                                                                       ===============================================
Basic earnings per share (Note 11)                                     $       1.89      $       1.51     $       1.19
                                                                       ===============================================
Diluted earnings per share (Note 11)                                   $       1.86      $       1.48     $       1.18
                                                                       ===============================================

See Notes to Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                      Common Stock
                                                                   -----------------------------          Capital
                                                                    Shares              Amount            Surplus
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                           576,124         $   576,124        $  7,365,731
  10% stock dividend                                                  57,428              57,428           1,316,250
  Fractional shares                                                        -                   -                   -
  Stock options exercised                                                114                 114               4,005
  Comprehensive income (loss):
    Net income                                                             -                   -                   -
    Other comprehensive loss, unrealized
      loss on securities, net of tax (Note 3)                              -                   -                   -
                                                                   -------------------------------------------------
  COMPREHENSIVE INCOME (LOSS)
                                                                   =================================================
Balance, December 31, 1999                                           633,666             633,666           8,685,986
  10% stock dividend                                                  63,199              63,199           1,303,163
  Fractional shares                                                        -                   -                   -
  2 for 1 stock split                                                696,865             696,865            (696,865)
  Stock options exercised                                              2,729               2,729              36,194
  Issuance of common stock (Note 21)                                 207,828             207,828           4,866,133
  Comprehensive income:
    Net income                                                             -                   -                   -
    Other comprehensive income, unrealized
      gain on securities, net of tax (Note 3)                              -                   -                   -
                                                                   -------------------------------------------------
  COMPREHENSIVE INCOME
                                                                   =================================================
Balance, December 31, 2000                                         1,604,287           1,604,287          14,194,611
  10% stock dividend                                                 160,192             160,192           2,177,009
  Fractional shares                                                        -                   -                   -
  Stock options exercised                                              7,023               7,023              76,512
  Issuance of common stock                                               315                 315               7,875
  Comprehensive income:
    Net income                                                             -                   -                   -
    Other comprehensive income, unrealized
      gain on securities, net of tax (Note 3)                              -                   -                   -
                                                                   -------------------------------------------------
  COMPREHENSIVE INCOME
                                                                   =================================================
Balance, December 31, 2001                                         1,771,817           1,771,817          16,456,007
  Retroactive effect of stock dividend (Note 23)                     176,875             176,875           4,421,875
                                                                   -------------------------------------------------
Balance, December 31, 2001, as adjusted                            1,948,692         $ 1,948,692        $ 20,877,882
                                                                   =================================================

See Notes to Consolidated Financial Statements.

                                                                        Accumulated
                                                                           Other             Total
                                                     Retained          Comprehensive     Stockholders'      Comprehensive
                                                     Earnings          Income (Loss)        Equity          Income (Loss)
                                                   ----------------------------------------------------------------------
Balance, December 31, 1998                         $   5,251,216        $   590,642      $ 13,783,713
  10% stock dividend                                 (1,373,678)                  -                 -
  Fractional shares                                      (4,411)                  -            (4,411)
  Stock options exercised                                      -                  -             4,119
  Comprehensive income (loss):
    Net income                                         2,002,600                  -         2,002,600        $  2,002,600
    Other comprehensive loss, unrealized
      loss on securities, net of tax (Note 3)                  -         (2,194,846)       (2,194,846)         (2,194,846)
                                                   ----------------------------------------------------------------------
  COMPREHENSIVE INCOME (LOSS)                                                                                $   (192,246)
                                                   ======================================================================
Balance, December 31, 1999                             5,875,727         (1,604,204)       13,591,175
  10% stock dividend                                  (1,366,362)                 -                 -
  Fractional shares                                       (3,623)                 -            (3,623)
  2 for 1 stock split                                          -                  -                 -
  Stock options exercised                                      -                  -            38,923
  Issuance of common stock (Note 21)                           -                  -         5,073,961
  Comprehensive income:
    Net income                                         2,630,828                  -         2,630,828        $  2,630,828
    Other comprehensive income, unrealized
      gain on securities, net of tax (Note 3)                  -          1,869,197         1,869,197           1,869,197
                                                   ----------------------------------------------------------------------
  COMPREHENSIVE INCOME                                                                                       $  4,500,025
                                                   ======================================================================
Balance, December 31, 2000                             7,136,570            264,993        23,200,461
  10% stock dividend                                 (2,337,201)                                    -
  Fractional shares                                      (3,461)                  -            (3,461)
  Stock options exercised                                      -                  -            83,535
  Issuance of common stock                                     -                  -             8,190
  Comprehensive income:
    Net income                                         3,681,601                  -         3,681,601        $  3,681,601
    Other comprehensive income, unrealized
      gain on securities, net of tax (Note 3)                  -            732,861           732,861             732,861
                                                   ----------------------------------------------------------------------
  COMPREHENSIVE INCOME                                                                                       $  4,414,462
                                                   ======================================================================
Balance, December 31, 2001                         $   8,477,509        $   997,854      $ 27,703,187
  Retroactive effect of stock dividend (Note 23)      (4,598,750)                 -                 -
                                                   ----------------------------------------------------------------------
Balance, December 31, 2001, as adjusted            $   3,878,759        $   997,854      $ 27,703,187
                                                   ======================================================================

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                               2001              2000             1999
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                              $ 3,681,601        $ 2,630,828      $ 2,002,600
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                             638,029            712,747          562,825
    Provision for loan losses                                                 600,000            660,000          590,000
    Other real estate owned losses                                                  -             15,202          108,369
    Deferred income taxes                                                    (109,000)          (192,000)        (125,000)
    Proceeds from sale of loans originated for resale                      65,861,738         10,476,508       32,476,233
    Origination of loans for resale                                       (67,100,150)       (12,857,051)     (29,958,997)
    Gain on sale of loans                                                  (1,684,920)          (695,911)        (816,986)
    Amortization of premiums and discounts, net                                39,846             93,726          185,775
    Gain on sale of securities                                               (221,709)           (12,500)         (76,340)
    (Increase) decrease in accrued interest receivable                        207,359           (729,985)        (584,178)
    (Increase) decrease in other assets                                       110,288           (170,804)        (222,609)
    Increase in other liabilities                                             108,973            218,725          267,360
                                                                     -----------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,132,055            149,485        4,409,052
                                                                     -----------------------------------------------------
Cash Flows From Investing Activities
  Cash flows from securities (Note 19)                                    (22,346,761)       (28,394,301)     (36,078,219)
  Loan originations and principal collections on loans                    (19,014,723)       (28,632,330)     (29,559,639)
  Proceeds from sale of loans                                               5,093,811                  -        3,436,079
  Proceeds from the sale of other real estate owned                                 -             84,867           36,417
  Proceeds from the sale of land                                                    -            230,000                -
  Purchases of premises and equipment                                        (872,965)          (443,799)        (702,075)
                                                                     -----------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                               (37,140,638)       (57,155,563)     (62,867,437)
                                                                     -----------------------------------------------------
Cash Flows From Financing Activities
  Net increase in deposits                                                 34,261,532         45,698,713       38,449,186
  Net increase (decrease) in fed funds purchased
   and repurchase agreements                                               (2,087,768)         7,443,931                -
  Proceeds from other borrowings                                           25,600,000         10,600,000       12,881,062
  Principal payments on borrowings                                        (10,315,714)        (7,731,096)      (3,285,715)
  Proceeds from issuance of stock (Note 21)                                     8,190          5,073,961                -
  Proceeds from exercise of stock options                                      83,535             38,923            4,119
  Cash paid for fractional shares                                              (3,461)            (3,623)          (4,411)
                                                                     -----------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                            47,546,314         61,120,809       48,044,241
                                                                     -----------------------------------------------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             12,537,731          4,114,731      (10,414,144)
Cash and cash equivalents:
  Beginning                                                                10,829,581          6,714,850       17,128,994
                                                                     -----------------------------------------------------
  Ending                                                                 $ 23,367,312       $ 10,829,581      $ 6,714,850
                                                                     =====================================================

See Notes to Consolidated Financial Statements (Additional cash flow information
- Note 19).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Indian River Banking Company and its wholly-owned subsidiaries (collectively referred to as the "Bank") provides a full range of banking services to individual and corporate customers through its various locations in Indian River and Brevard Counties in Florida. Segment information is not presented since all of the Bank's revenue is attributed to a single reportable segment. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Indian River Banking Company is a financial holding company incorporated in the State of Florida.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Indian River Banking Company ("Indian River") and its wholly-owned subsidiaries, Indian River National Bank ("Indian River Bank"), a federally-chartered independent community bank, and Indian River Title Company, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of accounting: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles generally accepted in the United States of America and general practice within the banking industry. In preparing the consolidated financial statements, the Bank's management is required to make estimates and assumptions which significantly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates, which are particularly susceptible to change in a short period of time, include the determination of the allowance for loan losses and the fair value of securities. Actual results could differ from those estimates.

Cash and cash equivalents: Cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold. For purposes of reporting cash flows, loans and deposits are reported net. The Bank maintains amounts due from banks which, at times, may exceed federally-insured limits. The Bank has not experienced any losses in such accounts.

Investment in debt securities: Management determines the appropriate classification of securities as each individual security is acquired. In addition, the appropriateness of such classification is reassessed at each balance sheet date. The Bank's classifications of debt securities and related accounting policies are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Securities available-for-sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income.

Loans held for sale: Loans held for sale are carried at the lower of cost or market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

A loan is considered to be impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Under this definition, management considers loans that have been placed on nonaccrual status or which have been renegotiated in a troubled debt restructuring to be impaired. Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Credit related financial instruments: In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under standby letters of credit. Such financial instruments are recorded when they are funded.

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods over the following estimated useful lives:

                                                              Years
                                                       -------------------
   Land improvements                                         3 - 20
   Buildings and improvements                                5 - 39
   Leasehold improvements                                    5 - 15
   Furniture, fixtures and equipment                         3 - 10

Income taxes: Indian River and its subsidiaries file consolidated income tax returns. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share: Basic earnings per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding adjusted for stock dividends and splits occurring subsequent to year-end (the denominator). Diluted earnings per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations, and is determined using the treasury stock method.

Fair value of financial instruments: The Bank discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial assets and liabilities have been excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The fair value estimates presented are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and therefore, current estimates of fair value may differ significantly from the amounts presented in these financial statements.

Emerging accounting standards: In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Bank, the provisions of the Statements are effective January 1, 2002. Implementation of the Statements will have no material impact on the Bank's financial statements.

The Financial Accounting Standards Board has issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Bank, the provisions of Statement 144 are effective January 1, 2002. Implementation of the Statement is not expected to have a material impact on the Bank's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.       CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank, based on a percentage of certain deposits. The total required reserve balances as of December 31, 2001 and 2000 were approximately $4,157,000 and $2,386,000, respectively.

NOTE 3.       INVESTMENT SECURITIES

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of December 31, 2001 and 2000 are summarized as follows.

                                                                   December 31, 2001
                                     --------------------------------------------------------------------
                                                       Estimated          Estimated           Estimated
                                     Amortized         Unrealized         Unrealized            Market
                                       Cost               Gains             Losses              Value
                                     --------------------------------------------------------------------
U.S. Government agency securities    $  3,232,048       $      -          $  (11,698)        $  3,220,350
Mortgage-backed securities              5,036,610         38,040                   -            5,074,650
State, county and municipal
  securities                            5,293,261         38,359            (121,376)           5,210,244
                                     --------------------------------------------------------------------
                                     $ 13,561,919       $ 76,399          $ (133,074)        $ 13,505,244
                                     ====================================================================

                                                             December 31, 2000
                                     --------------------------------------------------------------------
                                                        Estimated         Estimated           Estimated
                                     Amortized         Unrealized         Unrealized            Market
                                       Cost               Gains             Losses              Value
                                     --------------------------------------------------------------------
Mortgage-backed securities           $  9,584,644       $  6,745          $  (93,828)        $  9,497,561
State, county and municipal
  securities                            2,024,869         74,782                   -            2,099,651
                                     --------------------------------------------------------------------
                                     $ 11,609,513       $ 81,527          $  (93,828)        $ 11,597,212
                                     ====================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities held to maturity at December 31, 2001, by contractual maturity, are shown below. Mortgage-backed securities are excluded from the maturity categories because they are not due at a single due date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of prepayments.

                                                        Estimated
                                      Amortized           Market
                                         Cost             Value
                                     ------------------------------
Due after ten years                  $ 8,525,309       $  8,430,594
Mortgage-backed securities             5,036,610          5,074,650
                                     ------------------------------
                                     $ 3,561,919       $ 13,505,244
                                     ==============================



Securities available-for-sale: The amortized cost and fair values of securities available-for-sale as of December 31, 2001 and 2000 are summarized as follows:

                                                                December 31, 2001
                                     ----------------------------------------------------------------------
                                                         Estimated          Estimated           Estimated
                                       Amortized         Unrealized         Unrealized           Market
                                          Cost             Gains              Losses              Value
                                     ----------------------------------------------------------------------
U.S. Government corporations
  and agencies                       $  58,971,913      $ 1,144,778         $ (396,807)       $  59,719,884
Corporate securities                    56,767,864          904,340           (193,417)          57,478,787
Mortgage-backed securities              11,434,272          166,184            (41,183)          11,559,273
                                     ----------------------------------------------------------------------
                                     $ 127,174,049      $ 2,215,302         $ (631,407)       $ 128,757,944
                                     ======================================================================


                                                                December 31, 2000
                                     ----------------------------------------------------------------------
                                                         Estimated          Estimated           Estimated
                                       Amortized         Unrealized         Unrealized           Market
                                          Cost             Gains              Losses              Value
                                     ----------------------------------------------------------------------
U.S. Government corporations
  and agencies                       $  77,742,018      $   474,924         $ (336,395)       $  77,880,547
Corporate securities                    21,631,219          214,481             (1,397)          21,844,303
Mortgage-backed securities               7,421,494           78,364             (9,353)           7,490,505
                                     ----------------------------------------------------------------------
                                     $ 106,794,731      $   767,769         $ (347,145)       $ 107,215,355
                                     ======================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale at December 31, 2001, by contractual maturity, are shown below. Mortgage-backed securities are excluded from the maturity categories because they are not due at a single due date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of prepayments.

                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value
                                              -------------------------------
Due after one through five years              $  68,715,232     $  69,531,435
Due after five years through ten years           40,944,797        41,672,327
Due after ten years                               6,079,748         5,994,909
Mortgage-backed securities                       11,434,272        11,559,273
                                              -------------------------------
                                              $ 127,174,049     $ 128,757,944
                                              ===============================


Securities available for sale with a carrying amount of $40,191,178 and $36,012,503 at December 31, 2001 and 2000, respectively, were pledged as collateral on public deposits, various lines of credit (see Note 9), repurchase agreements, and for other purposes as required or permitted by law.

Gross gains of $221,709, $12,500, and $76,340 were realized from the sale of securities available for sale in the years ended December 31, 2001, 2000 and 1999, respectively. The income tax impact of these gains was $83,100, $45,000 and $28,600 for the years ended December 31, 2001, 2000 and 1999, respectively.

Unrealized gains (losses) on securities available for sale for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                   2001              2000              1999
                                                                -----------------------------------------------
Unrealized holding gains (losses) arising during the period     $ 1,384,980      $  2,927,192       $(3,353,106)
Less reclassification adjustment for gains realized
  in net income                                                     221,709            12,500            76,340
                                                                -----------------------------------------------
Net unrealized gains (losses), before tax (expense) benefit       1,163,271         2,914,692        (3,429,446)
Tax (expense) benefit                                              (430,410)       (1,045,495)        1,234,600
                                                                -----------------------------------------------
Other comprehensive income (loss)                               $   732,861      $  1,869,197       $(2,194,846)
                                                                ===============================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other securities consist primarily of nonmarketable equity securities as follows at December 31, 2001 and 2000:

                                                  2001              2000
                                              -----------------------------
Federal Reserve Bank stock                    $   181,750       $   127,750
Federal Home Loan Bank stock                    1,707,200         1,564,300
Other securities                                   10,000            10,000
                                              ------------------------------
                                              $ 1,898,950       $ 1,702,050
                                              ==============================


The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value.


NOTE 4.       LOANS

The composition of loans is as follows at December 31, 2001 and 2000:

                                                   2001              2000
                                              --------------------------------
Real estate:
  Construction and land development           $  32,778,044      $   8,882,746
  Farmland                                        2,943,193          2,690,061
  One to four family residential                 74,917,406         86,937,310
  Multifamily residential                         3,520,798          1,116,957
  Nonfamily, nonresidential                      62,659,892         62,772,176
Agriculture                                       2,454,421          3,236,348
Commercial and industrial                        14,947,985         13,048,200
Consumer                                         14,420,446         15,243,558
Other                                             2,225,378          3,171,631
                                              --------------------------------
                                                210,867,563        197,098,987
Unearned discounts and loan fees                     (4,902)            (5,516)
                                              --------------------------------
                                              $ 210,862,661      $ 197,093,471
                                              ================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank's recorded investment in impaired loans for which a specific allowance was recognized was $132,710 and $119,718 at December 31, 2001 and 2000, respectively. The specific allowance associated with these loans was $50,000 and $50,000 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans during 2001 and 2000 was $147,514 and $153,180, respectively. Interest income recognized on impaired loans, recognized for cash payments received in 2001, 2000 and 1999 was not significant.


NOTE 5.       ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2001 and 2000 are as follows:

                                                           2001               2000              1999
                                                       ------------------------------------------------
Balance, beginning                                     $ 2,453,198        $ 1,904,417       $ 1,510,272
Provision for loan losses                                  600,000            660,000           590,000
Loans charged off                                         (267,252)          (153,180)         (249,068)
Recoveries of amounts charged off                           33,598             41,961            53,213
                                                       ------------------------------------------------
Balance, ending                                        $ 2,819,544        $ 2,453,198       $ 1,904,417
                                                       ================================================



NOTE 6.       BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                                               December 31,
                                                       -----------------------------
                                                           2001              2000
                                                       -----------------------------
Land and improvements                                  $ 1,691,361       $ 1,331,901
Buildings and improvements                               1,422,871         1,430,398
Leasehold improvements                                     700,549           596,738
Furniture, fixtures and equipment                        4,297,175         3,929,860
                                                       -----------------------------
                                                         8,111,956         7,288,897
Less accumulated depreciation and amortization           4,060,026         3,471,903
                                                       -----------------------------
                                                       $ 4,051,930       $ 3,816,994
                                                       =============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.       TIME DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits are as follows:

Year Ending
December 31,                                               Amount
---------------------------------------------------------------------
2002                                                   $ 113,118,087
2003                                                       5,225,035
2004                                                         666,092
2005                                                         306,746
2006                                                       1,342,972
Thereafter                                                    66,723
                                                       --------------
                                                       $ 120,725,655
                                                       ==============



NOTE 8.       INCOME TAXES

The net deferred tax effects of the primary temporary differences are as shown in the following table:

                                                                   ------------------------------
                                                                            December 31,
                                                                   ------------------------------
                                                                      2001                2000
                                                                   ------------------------------
Deferred tax assets:
  Loan loss allowances                                             $  970,000          $  807,000
  Other                                                                17,000              44,000
                                                                   ------------------------------
Total deferred tax assets                                             987,000             851,000
                                                                   ------------------------------
Deferred tax liabilities:
  Unrealized gain on available-for-sale securities                   (586,041)           (155,631)
  Other                                                               (55,000)            (28,000)
                                                                   ------------------------------
Total deferred tax liabilities                                       (641,041)           (183,631)
                                                                   ------------------------------
Net deferred tax assets                                            $  345,959          $  667,369
                                                                   ==============================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes charged to operations for the years ended December 31, 2001, 2000, and 1999 consists of the following:


                                                 December 31,
                              --------------------------------------------------
                                   2001               2000              1999
                              --------------------------------------------------
Current tax expense
  Federal                     $  1,894,640      $  1,377,178       $  1,088,455
  State                            325,970           243,031            179,312
Deferred tax expense              (109,000)         (192,000)          (125,000)
                              --------------------------------------------------
                              $  2,111,610      $  1,428,209       $  1,142,767
                              ==================================================


The provision for income taxes differs from the amount of income tax determined by applying the U. S. federal income tax rate to pretax income as follows:

                                                                     Year Ended December 31,
                                           ------------------------------------------------------------------------
                                                    2001                    2000                      1999
                                           ------------------------------------------------------------------------
                                              AMOUNT     PERCENT       Amount     Percent      Amount      Percent
                                           ------------------------------------------------------------------------
Computed "expected" federal tax expense    $ 2,027,624    35.0 %    $ 1,420,663   35.0 %    $ 1,100,878      35.0 %
Increase in income taxes resulting from:
  State income taxes, net of federal tax
    benefit                                    204,580     3.5          137,458    3.4           45,168        1.4
  Other                                       (120,594)   (2.1)        (129,912)  (3.2)          (3,279)      (0.1)
                                           ------------------------------------------------------------------------
Provision for income taxes                 $ 2,111,610    36.4 %    $ 1,428,209   35.2 %    $ 1,142,767      36.3 %
                                           ========================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.       OTHER BORROWINGS, LINES OF CREDIT AND PLEDGED ASSETS

Other borrowings consist of the following at December 31, 2001 and 2000:

                                                                                          2001               2000
                                                                                      ------------------------------
Term loan payable to a correspondent bank.  The loan is due in
  equal installments of principal plus interest of 90 day Libor plus 135 basis          $  570,000          $      -
  points (3.38% at December 31, 2001), through September 29, 2006.
  The loan is collateralized by the common stock of Indian River
  Bank.  The Company has agreed to various conditions, which require, among other things, compliance with specified financial covenants.
Federal Home Loan Bank advances (a):
  Convertible advance due May 25, 2011, interest payable quarterly at a fixed rate of 3.945%. In May 25, 2002, the advance can be called at the option of the lender, at which time it can be converted into various other advance
    terms by the Bank.                                                                  15,000,000                 -
  Convertible advance due January 25, 2011,  interest payable quarterly at a fixed rate of 4.41%.  In January 2002, the
    advance can be called at the option of the lender, at which
    time it can be converted into various other advance terms by the Bank.              10,000,000                 -
  Advance due May 2001, interest payable monthly at an
    adjustable rate, 6.70% at December 31, 2000                                                  -         5,000,000
  Advance, interest payable monthly at a fixed rate of 6.44%, with equal semiannual principal payments of $142,857
    through September 2004                                                                 857,143         1,142,857
  Convertible advance due March 2008, interest payable
    quarterly at a fixed rate of 5.51%.  In March 2003, the
    advance can be called at the option of the lender, at which time it can be converted into various other advance terms
    by the Bank                                                                          2,000,000         2,000,000
  Advance due May 2001, interest payable monthly at an
    adjustable rate, 6.72% at December 31, 2000                                                  -         5,000,000
                                                                                      ------------------------------
                                                                                      $ 28,427,143      $ 13,142,857
                                                                                      ==============================

 (a) Indian River Bank has a secured line of credit with the Federal Home Loan Bank under which Indian River Bank can borrow up to thirteen percent (13%) of total assets or approximately $50,685,000 at December 31, 2001. Advances under the line are collateralized by residential first mortgage loans with a balance of approximately $55,027,000 at December 31, 2001 and Indian River Bank's stock in the Federal Home Loan Bank in the amount of $1,707,200 at December 31, 2001.

The aggregate amounts of other borrowings maturing in future years (based on the outstanding balance and interest rates as of December 31, 2001) are as follows:
2002 $405,714; 2003 $405,714; 2004 $405,715; 2005 $120,000; 2006 $90,000;
thereafter $27,000,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.       OTHER BORROWINGS, LINES OF CREDIT AND PLEDGED ASSETS (CONTINUED)

Indian River Bank had no overnight advances under the line of credit with the Federal Home Loan Bank at December 31, 2001 and $7,900,000 outstanding at December 31, 2000, in addition to the advances discussed above. These overnight advances are included in federal funds purchased in the accompanying balance sheet.

Indian River Bank also has unsecured lines of credit of $9,000,000 available for federal funds purchases with other correspondent banks. There were no advances at December 31, 2001 and $2,200,000 outstanding under these lines at December 31, 2000.

Indian River Bank has pledged securities with a carrying amount of approximately $24,322,000 as collateral for repurchase agreements at December 31, 2001, with borrowings of $13,156,163 and $5,143,931 at December 31, 2001 and 2000,
respectively.


NOTE 10.      STOCK OPTIONS

Under the terms of the 1999 Stock Option Plan, options to purchase shares of Indian River's common stock may be granted to directors and key officers/employees at a price that is not less than the fair market value of such stock at the date of the grant. Options granted to employees under the plan may be designated as incentive stock options. All options expire no more than ten years from the date of the grant, or three months after an employee's termination. In accordance with the plan, the aggregate number of shares for which options may be granted, the number of shares covered for each outstanding option, and the exercise price per share for each such option shall be proportionately adjusted for the payment of stock dividends or similar adjustments to the number of shares of common stock effected without the receipt of consideration by Indian River. At December 31, 2001, the number of shares eligible to be issued under the Plan was 332,750, and approximately 180,000 shares remained available for granting.

In December 1999, the Board of Directors adopted the Director Fee Stock Option Plan, under which each director is entitled to receive options to purchase shares of common stock (2,310 and 726 shares for 2001 and 2000, respectively) in lieu of cash compensation for attendance at committee meetings. Options granted have an exercise price equal to the fair value of the common stock at the date of grant, are immediately exercisable and of limited exercisability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the options activity for the years then ended December 31, 2001, 2000 and 1999 is presented below (after adjusting for 10% stock dividends in 2001, 2000 and 1999, a 2 for 1 stock split effective March 31, 2000, and a 10% stock dividend declared in January 2002).

                                                             WEIGHTED-AVERAGE
                                            SHARES            EXERCISE PRICE
                                           ---------------------------------
Outstanding at December 31, 1998            39,254               $ 11.44
Granted                                     98,801                 15.51
Exercised                                     (303)                12.42
Forfeited                                   (7,831)                12.24
                                           -----------------------------
Outstanding at December 31, 1999           129,921                 14.55
Granted                                     53,774                 18.00
Exercised                                  (14,854)                13.59
Forfeited                                     (750)                12.85
                                           -----------------------------
Outstanding at December 31, 2000           168,091                 15.75
Granted                                     46,686                 21.48
Exercised                                  (76,605)                15.17
Forfeited                                   (5,701)                16.77
                                           -----------------------------
Outstanding at December 31, 2001           132,471               $ 18.35
                                           =============================


At December 31, 2001, the total options outstanding and exercisable were as follows:

                                OPTIONS OUTSTANDING
              ---------------------------------------------------------------         OPTIONS EXERCISABLE
  RANGE OF                        WEIGHTED-AVERAGE                           -----------------------------------
  EXERCISE         NUMBER            REMAINING           WEIGHTED-AVERAGE        NUMBER         WEIGHTED-AVERAGE
   PRICES        OUTSTANDING      LIFE (IN YEARS)         EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------
  $12 - 14          16,082            0.94                  $ 12.42              12,866              $ 12.42
   14 - 17          13,697            2.29                    14.35               8,218                14.35
   17 - 19          57,240            8.01                    18.41              27,694                18.41
   19 - 22          43,802            9.01                    21.49              14,774                21.49
   22 - 24           1,650            9.50                    23.64               1,650                23.64
              --------------------------------------------------------------------------------------------------
    Total          132,471            6.91                  $ 18.35              65,201              $ 17.55
              ==================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank has recognized no compensation cost for the stock options granted. Had compensation cost for the Bank's stock options been determined based on the fair value at the grant dates for awards under those plans, the Bank's net income and earnings per share and common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                                 2001             2000              1999
                                                            -------------------------------------------------
Net income                               As reported        $ 3,681,601       $ 2,630,828        $ 2,002,600
                                         Pro forma            3,594,341         2,456,628          1,837,600

Basic earnings per share                 As reported               1.89              1.51               1.19
                                         Pro forma                 1.85              1.41               1.09


Diluted earnings per share               As reported               1.86              1.48               1.18
                                         Pro forma                 1.82              1.38               1.08


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 5.1%, 6.4% and 6.5%, no dividends and expected lives of 7 years, 7 years and 8 years. Volatility was assumed to be zero because there is currently no market for Indian River's stock. The weighted-average fair value of options granted during 2001, 2000 and 1999 were $7.38, $6.35 and $6.29, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.      EARNINGS PER SHARE

Following is information about the computation of the earnings per share data for the years ended December 31, 2001, 2000 and 1999 (after adjusting for 10% stock dividends in 2001 and 2000, a 2 for 1 stock split effective March 31, 2000 and a 10% stock dividend declared in January 2002):

                                                                                                    PER-SHARE
                                                               NUMERATOR        DENOMINATOR          AMOUNTS
                                                           --------------------------------------------------------
Year Ended December 31, 2001:
  Basic earnings per share, income available to
    common stockholders                                        $ 3,681,601         1,943,064          $    1.89
                                                                                                 ==================
  Effect of dilutive securities, options                                 -            37,285
                                                           -------------------------------------
  Diluted earnings per share, income available
    to common stockholders plus assumed
    exercise of options                                        $ 3,681,601         1,980,349          $    1.86
                                                           ========================================================

Year Ended December 31, 2000:
  Basic earnings per share, income available to
    common stockholders                                        $ 2,630,828         1,740,754          $    1.51
                                                                                                 ==================
  Effect of dilutive securities, options                                 -            39,554
                                                             ----------------- -----------------
  Diluted earnings per share, income available
    to common stockholders plus assumed
    exercise of options                                        $ 2,630,828         1,780,308          $   1.48
                                                             ======================================================

Year Ended December 31, 1999:
  Basic earnings per share, income available to
    common stockholders                                        $ 2,002,600         1,686,621          $   1.19
                                                                                                 ==================
  Effect of dilutive securities, options                                 -             9,533
                                                             ----------------- -----------------
  Diluted earnings per share, income available
    to common stockholders plus assumed
    exercise of options                                        $ 2,002,600         1,696,154          $   1.18
                                                             ======================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.      RELATED PARTY TRANSACTIONS

Some of the directors of the Bank are also owners or executive officers in other business organizations. The Bank has made loans to these individuals and related companies, as well as to officers of the Bank which, in the opinion of management, are on the same terms as comparable transactions with others. Aggregate loans to these related parties totaled approximately $3,821,000 and $4,022,000 at December 31, 2001 and 2000, respectively. Aggregate borrowings on these loans totaled $634,000 and repayments totaled $834,000 for the year ended December 31, 2001. Commitments to extend additional credit to these related parties totaled approximately $1,841,750 at December 31, 2001.


NOTE 13.      LEASES

The Bank utilizes certain office spaces under operating leases expiring through 2011. Several of these leases have one or more options to renew for periods of three to five years each. The leases provide for increases in rent in accordance with changes in the Consumer Price Index.

Future minimum rental payments required under the operating leases at December 31, 2001 were as follows:

Year Ending
December 31,                                                Amount
--------------------------------------------------------------------
2002                                                      $  353,506
2003                                                         244,292
2004                                                         185,564
2005                                                         186,052
2006                                                         186,052
Thereafter                                                   559,041
                                                         -----------
                                                         $ 1,714,507
                                                         ===========

Total rent expense (including basic operating expenses) recorded by the Bank for the years ended December 31, 2001, 2000 and 1999, was $377,700, $311,028 and
$238,172, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.      OTHER OPERATING EXPENSES

A summary of other operating expenses is as follows for the years ended December 31, 2001 and 2000:

                                                   2001               2000               1999
                                                -------------------------------------------------
Data processing                                 $ 1,288,028        $   874,955        $   331,636
Advertising and business development                206,583            312,977            427,930
Professional fees                                   298,024            137,645            250,123
Supplies and postage                                594,713            414,095            368,120
Directors' fees                                     164,600            166,450            265,556
Miscellaneous                                     1,546,126          1,306,390          1,472,250
                                                -------------------------------------------------
                                                $ 4,098,074        $ 3,212,512        $ 3,115,615
                                                =================================================


NOTE 15.      SALARY SAVINGS 401(K) PLAN

The Bank sponsors a Salary Savings 401(k) Plan, which requires the Bank to make contributions pursuant to applicable salary savings elections and additional discretionary contributions as may be determined by the Board of Directors. The Bank contributed $105,587, $81,816, and $59,814 for the years ended December 31, 2001, 2000, and 1999, respectively.


NOTE 16.      RESTRICTIONS ON RETAINED EARNINGS AND REGULATORY MATTERS

Indian River Bank is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency ("OCC"). Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2001, that the Bank could declare, without the approval of the OCC, amounted to approximately $6,000,000.

Indian River (on a consolidated basis) and Indian River Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Indian River and Indian River Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Indian River and Indian River Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes Indian River and Indian River Bank meet all capital adequacy requirements to which they are subject as of December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    RESTRICTIONS ON RETAINED EARNINGS AND REGULATORY MATTERS (CONTINUED)

As of December 31, 2001, the most recent notification from the OCC categorized Indian River Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Indian River Bank's category.

Indian River's and Indian River Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                             For Capital              Prompt Corrective
                                                Actual                    Adequacy Purposes            Action Provisions
                                             ---------------------------------------------------------------------------
As of December 31, 2001:
  Total Capital (to Risk-Weighted Assets):
   Consolidated                              $ 29,524,877    10.7%       $ 22,149,020     8.0%            n/a
   Indian River National Bank                  29,314,229    10.6          22,144,080     8.0       $ 27,680,100    10.0%
  Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                26,705,333     9.6          11,074,510     4.0              n/a
   Indian River National Bank                  26,494,685     9.6          11,072,040     4.0         16,608,060    6.0
  Tier I Capital (to Average Assets):
   Consolidated                                26,705,333     7.0          15,201,470     4.0              n/a
   Indian River National Bank                  26,494,685     7.0          15,199,000     4.0         18,998,750    5.0
As of December 31, 2000:
  Total Capital (to Risk-Weighted Assets):
   Consolidated                                25,388,666    11.7          17,354,560     8.0              n/a
   Indian River National Bank                  24,965,100    11.5          17,350,160     8.0         21,687,700   10.0
  Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                22,935,468    10.6           8,677,280     4.0              n/a
   Indian River National Bank                  22,511,902    10.4           8,675,080     4.0         13,012,620    6.0
  Tier I Capital (to Average Assets):
   Consolidated                                22,935,468     7.1          13,003,120     4.0              n/a
   Indian River National Bank                  22,511,902     6.9          13,000,920     4.0         16,251,150    5.0


If Indian River Bank fails to remain categorized as well capitalized, Indian River's designation as a financial holding company may be lost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

These commitments were as follows at December 31, 2001 and 2000:

                                           2001                2000
                                     -----------------------------------
Commitments to extend credit         $  41,955,000        $  27,500,000
Credit card arrangements                 4,000,000            5,192,000
Standby letters of credit                2,029,000            1,314,000
                                     -----------------------------------
                                     $  47,984,000        $  34,006,000
                                     ===================================

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

Credit card arrangements: Credit card arrangements represent unsecured commitments to extend credit, which may be terminated by the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.      CONCENTRATIONS OF RISK

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

Concentration by institution: The Bank also has a substantial concentration of funds with two banks at December 31, 2001. Such concentration consisted of federal funds sold and a deposit account balance that totaled $18,782,168 and $6,414,232, at December 31, 2001 and 2000, respectively. The Bank has not experienced any losses on such accounts.


NOTE 19.      ADDITIONAL CASH FLOW INFORMATION

                                                                         Year Ended December 31,
                                                             --------------------------------------------------
                                                                  2001              2000               1999
                                                             --------------------------------------------------
Cash flows from securities:
  Securities available-for-sale:
    Proceeds from sales                                      $   13,317,915    $    3,012,500      $   8,074,063
    Maturities, calls and paydowns                               88,276,071        26,324,182         10,969,617
    Purchases                                                  (121,969,109)      (52,271,979)       (47,961,799)
  Securities held to maturity:
    Purchases                                                    (6,398,792)       (5,031,250)        (7,072,200)
    Maturities, calls and paydowns                                4,624,054           475,946                  -
  Purchase of other securities                                     (196,900)         (903,700)           (87,900)
                                                             ---------------------------------------------------
                                                             $  (22,346,761)    $ (28,394,301)     $ (36,078,219)
                                                             ===================================================
Supplemental disclosures of cash flow information
  Cash payments for interest                                 $   12,654,351    $   12,374,074      $   7,322,830
                                                             ===================================================
  Cash payments for income taxes                             $    2,684,882    $    1,717,000      $   1,382,000
                                                             ===================================================
Supplemental schedule of noncash investing and
  financing activities
  10% stock dividend                                         $    2,337,201    $    1,366,362      $   1,373,678
  2-for-1 stock split                                                     -           696,865                  -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans receivable: For variable-rate loans that re-price frequently and with no significant change in credit risk, values are based on carrying values. Fair values for other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Management believes that the allowance for loan losses is an appropriate indication of the applicable credit risk associated with determining the fair value of its loan portfolio and the allowance has been deducted from the estimate fair value of loans.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Off-balance-sheet instruments: Fair values for the Bank's off-balance-sheet instruments, primarily lending commitments, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair value for such commitments is nominal.

Deposit liabilities: The fair values of demand deposits and passbook savings equal their carrying amounts which represent the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other borrowings: The fair value of other borrowings with variable interest rates approximates their recorded book value due to interest rates that are near market rates. Fair values for fixed-rate borrowings are estimated using a discounted cash flow calculation that applies interest rates currently available on similar borrowings to a schedule of aggregated expected monthly payments due on those borrowings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.      FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Following is a summary of the carrying amounts and approximate fair values of the Bank's financial instruments at December 31, 2001 and 2000:

                                              December 31, 2001                    December 31, 2000
                                        --------------------------------------------------------------------
                                          Carrying             Fair            Carrying            Fair
                                           Amount             Value             Amount             Value
                                        --------------------------------------------------------------------
Cash and cash equivalents               $  23,367,312      $ 23,367,312      $ 10,829,581       $ 10,829,581
Investment securities (including
  Federal Reserve Bank and
  Federal Home Loan Bank stock)           144,218,813       144,162,138       120,526,918        120,514,616
Loans receivable                          213,837,617       219,133,444       197,593,373        197,041,975
Accrued interest receivable                 2,783,081         2,783,081         2,990,440          2,990,440
Deposits                                  318,806,196       320,485,567       284,544,664        283,664,790
Other borrowings                           41,583,306        43,244,442        28,386,788         27,258,851
Other liabilities                           1,052,231         1,052,231           943,258            943,258
Commitments to extend credit                        -                 -                 -                  -


NOTE 21.      STOCK ISSUANCE

Indian River offered to sell up to 300,000 newly issued shares of common stock at a price of $25 per share during 2000. Proceeds of $5,195,700 from the sale of 207,828 shares, less issuance costs of $121,739, are included in the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.      PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements for Indian River Banking Company only are presented below:

INDIAN RIVER BANKING COMPANY
PARENT COMPANY ONLY BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


ASSETS                                              2001                2000
                                              ----------------------------------

Cash                                          $     212,824       $      61,286
Investment in wholly-owned subsidiaries          27,507,361          22,772,082
Other assets                                        560,405             367,093
                                              ----------------------------------
                                              $  28,280,590       $  23,200,461
                                              ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                               $     570,000       $           -
  Other liabilities                                   7,403                   -
                                              ----------------------------------
                   TOTAL LIABILITIES                577,403                   -

Stockholders' equity                             27,703,187          23,200,461
                                              ----------------------------------
                                              $  28,280,590       $  23,200,461
                                              ==================================


INDIAN RIVER BANKING COMPANY
PARENT COMPANY ONLY STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                     2001            2000            1999
                                                                 ---------------------------------------------
Equity in net income of wholly-owned subsidiaries, net           $ 4,002,418     $ 2,811,932      $ 2,103,876
Interest income                                                       24,378          22,115                -
                                                                 ---------------------------------------------
                                                                   4,026,796       2,834,047        2,103,876
                                                                 ---------------------------------------------
Expenses:
  Interest expense                                                    18,640         169,939          123,742
  Other expenses                                                     519,867         142,406           32,486
                                                                 ---------------------------------------------
                                                                     538,507         312,345          156,228
                                                                 ---------------------------------------------
                    INCOME BEFORE INCOME TAXES                     3,488,289       2,521,702        1,947,648
Provision for income taxes (benefit)                                (193,312)       (109,126)         (54,952)
                                                                 ---------------------------------------------
                    NET INCOME                                   $ 3,681,601     $ 2,630,828      $ 2,002,600
                                                                 =============================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.      PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

INDIAN RIVER BANKING COMPANY
PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Cash flow from operating activities:                                   2001             2000             1999
                                                                   -----------------------------------------------
  Net income                                                       $  3,681,601     $  2,630,828     $  2,002,600
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Equity in net income of wholly-owned subsidiaries, net           (4,002,418)      (2,811,932)      (2,103,876)
    Other                                                              (185,909)        (230,546)         (54,814)
                                                                   -----------------------------------------------
                         NET CASH USED IN OPERATING ACTIVITIES         (506,726)        (411,650)        (156,090)
                                                                   -----------------------------------------------

Cash flow from investing activities:
  Investment in Indian River National Bank                                    -       (2,800,000)               -
  Investment in other assets                                                  -                -          (10,000)
                                                                   -----------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                   -       (2,800,000)         (10,000)
                                                                   -----------------------------------------------

Cash flow from financing activities:
  Increase (decrease) in notes payable, net                             570,000       (1,845,381)          81,061
  Proceeds from issuance of stock                                         8,190        5,073,961                -
  Proceeds from exercise of stock options                                83,535           38,923            4,119
  Cash paid for fractional shares                                        (3,461)          (3,623)          (4,411)
                                                                   -----------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                         658,264        3,263,880           80,769
                                                                   -----------------------------------------------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  151,538           52,230          (85,321)
Cash and cash equivalents:
  Beginning                                                              61,286            9,056           94,377
                                                                   -----------------------------------------------
  Ending                                                           $    212,824     $     61,286     $      9,056
                                                                   ===============================================


NOTE 23.      SUBSEQUENT STOCK DIVIDEND

The number of shares outstanding and the related stockholders' equity accounts have been retroactively adjusted in the accompanying balance sheet as of December 31, 2001 to reflect a 10% stock dividend declared January 9, 2002.

NOTE 24.      LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Bank's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.      QUARTERLY DATA (UNAUDITED)

                                                          Year Ended December 31,
                              ------------------------------------------------------------------------------------
                                              2001                                      2000
                              ------------------------------------------------------------------------------------
                               Fourth      Third    Second     First     Fourth     Third    Second     First
                               Quarter    Quarter   Quarter   Quarter    Quarter   Quarter   Quarter   Quarter
                              ------------------------------------------------------------------------------------
                                                     (In thousands, except per share data)
Interest income               $  6,596   $  6,619  $  6,436   $ 6,390    $ 6,463  $  6,255  $  5,883   $  5,407
Interest expense                 2,879      3,281     3,239     3,317      3,508     3,398     2,997      2,620
                              ------------------------------------------------------------------------------------
Net interest income              3,717      3,338     3,197     3,073      2,955     2,857     2,886      2,787
Provision for loan losses          180        180       120       120        165       165       165        165
                              ------------------------------------------------------------------------------------
Net interest income, after
 provision for loan losses       3,537      3,158     3,077     2,953      2,790     2,692     2,721      2,622
Noninterest income               1,426        943     1,087       791        706       623       648        575
Noninterest expense              2,914      2,531     3,188     2,546      2,489     2,344     2,301      2,184
                              ------------------------------------------------------------------------------------
Income before taxes              2,049      1,570       976     1,198      1,007       971     1,068      1,013
Provision for income taxes         749        560       349       453        348       342       377        361
                              ------------------------------------------------------------------------------------
Net income                    $  1,300   $  1,010  $    627   $   745    $   659  $    629  $    691   $    652
                              ====================================================================================

Earnings per common share
  Basic                       $   0.66   $   0.52  $   0.33   $  0.38    $  0.34  $   0.37  $   0.41   $   0.39
                              ====================================================================================
  Diluted                     $   0.66   $   0.51  $   0.32   $  0.37    $  0.34  $   0.36  $   0.40   $   0.38
                              ====================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the material appearing at pages 6 to 7, 12 and 16 of Indian River's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2002 under the captions "Election of Directors - Nominees for Election as Directors, and "- Executive Officers who are not Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934".

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the material appearing at pages 8 to 15 of Indian River's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2002, under the captions "Directors' Compensation", "Executive Compensation", "Report of the Compensation Committee, and Stock Performance Comparison.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the material appearing at pages 4 to 5 of Indian River's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2002 under the caption "Voting Securities and Principal Shareholders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the material appearing at page 13 of Indian River's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2002 under the caption "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

                  Consolidated Balance Sheets at December 31, 2000 and 2001 Consolidated Statements of Income for the years ended December
                    31, 1999, 2000 and 2001
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1999, 2000 and 2001
                  Consolidated Statements of Changes in Stockholders' Equity for
                    the years ended December 31, 1999, 2000 and 2001
                  Notes to the Consolidated Financial Statements
                  Report of Independent Auditors

(2)      Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

(3)      Exhibits

Exhibit No.                Description of Exhibits
-----------                -----------------------

    3(a)          Articles of Incorporation of Indian River, as amended (1)
    3(b)          Bylaws of Indian River (1)
    10(a)         Indian River 1995 Stock Option Plan (2)
    10(b)         Indian River 1999 Stock Option Plan (3)
    11            Statement of Computation of Per Share Earnings
                           See Note 11 to the Consolidated Financial Statements
    21            Subsidiaries of the Registrant
    23            Consent of McGladrey & Pullen, LLP, Independent Auditors
--------------------------

(1) Incorporated by reference to exhibit of same number to Indian River's registration statement on Form SB-2 (No. 333-36688)
(2) Incorporated by reference to exhibit 10(c) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(3) Incorporated by reference to exhibit 10(d) to Indian River's registration statement on Form SB-2 (No. 333-36688)

(B)  REPORTS ON FORM 8-K

         On October 15, 2001, Indian River filed a report on Form 8-K, under
Item 5, disclosing the issuance of a press release announcing third quarter earnings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INDIAN RIVER BANKING COMPANY


Dated March 13, 2002                       By: /s/ Paul A. Beindorf
                                               ---------------------------------
                                               Paul A. Beindorf, President
                                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                            TITLE                                   DATE
/s/ Paul A. Beindorf                               President, Chief Executive Officer            March 13, 2002
-----------------------------------                and Director (Principal Executive Officer)
Paul A. Beindorf


/s/ William C. Graves, IV                          Director                                      March 13, 2002
-----------------------------------
William C. Graves, IV


/s/ Robert A,. Grice                               Director                                      March 13, 2002
-----------------------------------
Robert A. Grice


/s/ Griffin A. Greene                              Director                                      March 13, 2002
-----------------------------------
Griffin A. Greene


/s/ William B. Marine                              Director                                      March 13, 2002
-----------------------------------
William B. Marine


/s/ John L. Minton                                 Chairman of the Board                         March 13, 2002
-----------------------------------
John L. Minton


/s/ Keith H. Morgan                                Director                                      March 13, 2002
-----------------------------------
Keith H. Morgan, Jr.


/s/ Daniel R. Richey                               Director                                      March 13, 2002
-----------------------------------
Daniel R. Richey


/s/ Mary M. Rogers                                 Director                                      March 13, 2002
-----------------------------------
Mary M. Rogers


/s/ John David Smith                               Director                                      March 13, 2002
-----------------------------------
John David Smith


/s/ Michelle L. Hepfer                             Interim Treasurer and Chief                   March 13, 2002
-----------------------------------                Financial Officer (Principal
Michelle L. Hepfer                                 Accounting and Financial Officer)
                                                   Vice President and Controller -
                                                   Indian River National Bank