Form 10-Q
period 2002-03-31
INDIAN RIVER BANKING COMPANY
filed 2002-05-14
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)
( X )             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                  772.569.9200
              (Registrant's telephone number, including area code)

                                       N/A
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes      No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of April 30, 2002, the registrant had 1,950,896 shares of Common Stock outstanding.

Item 1 - Financial Statements


INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)


ASSETS                                                               March 31, 2002         December 31, 2001
--------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Cash and due from banks                                                $  14,162                $  13,334
Federal funds sold                                                         1,224                   10,033
Securities available for sale                                            154,315                  128,758
Securities held to maturity                                               13,617                   13,562
Other securities                                                           1,899                    1,899
Loans held for sale                                                        3,381                    5,795
Loans, net                                                               213,285                  208,043
Bank premises and equipment, net                                           3,968                    4,052
Accrued interest receivable                                                2,620                    2,783
Other assets                                                               1,908                      886
                                                                       ---------                ---------
              TOTAL ASSETS                                             $ 410,379                $ 389,145
                                                                       =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits                                 $  49,394                $  49,062
   Interest-bearing deposits:
       NOW and money market                                               47,560                   40,390
       Savings                                                           123,606                  108,628
       Time deposits                                                     116,303                  120,726
                                                                       ---------                ---------
              TOTAL DEPOSITS                                             336,863                  318,806
    Other borrowings                                                      44,250                   41,583
    Other liabilities                                                      1,849                    1,052
                                                                       ---------                ---------
              TOTAL LIABILITIES                                          382,962                  361,441
                                                                       ---------                ---------
Stockholders' Equity
   Preferred stock                                                            --                       --
   Common stock                                                            1,950                    1,949
   Capital surplus                                                        20,898                   20,878
   Retained earnings                                                       5,325                    3,879
   Accumulated other comprehensive income                                   (756)                     998
                                                                       ---------                ---------
              TOTAL STOCKHOLDERS' EQUITY                                  27,417                   27,704
                                                                       ---------                ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 410,379                $ 389,145
                                                                       =========                =========

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

(In Thousands, Except Per Share Data)


                                                                                2002                 2001
-----------------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                                      $4,170               $4,349
   Investment securities and due from banks                                      2,055                2,032
   Federal funds sold                                                               77                    9
                                                                                ------               ------
                                                                                 6,302                6,390
                                                                                ------               ------
Interest expense:
   Deposits                                                                      2,208                2,858
   Other                                                                           382                  459
                                                                                ------               ------
                                                                                 2,590                3,317
                                                                                ------               ------
              NET INTEREST INCOME                                                3,712                3,073
Provision for loan losses                                                          130                  120
                                                                                ------               ------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                3,582                2,953
                                                                                ------               ------
Other income:
   Service charges and fees                                                        398                  350
   Gain on sale of securities                                                      691                   21
   Gain on sale of loans                                                           297                  247
   Other                                                                           162                  173
                                                                                ------               ------
                                                                                 1,548                  791
                                                                                ------               ------
Other expense:
   Salaries and benefits                                                         1,377                1,195
   Occupancy and equipment                                                         381                  367
   Data processing                                                                 352                  307
   Office expenses and insurance                                                   688                  676
                                                                                ------               ------
                                                                                 2,798                2,545
                                                                                ------               ------
              INCOME BEFORE INCOME TAXES                                         2,332                1,199
Provision for income taxes                                                         878                  454
                                                                                ------               ------
              NET INCOME                                                        $1,454               $  745
                                                                                ======               ======
Basic earnings per share                                                        $ 0.75               $ 0.38
                                                                                ======               ======
Diluted earnings per share                                                      $ 0.73               $ 0.38
                                                                                ======               ======

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

(In Thousands)


                                                                                                2002          2001
                                                                                              -----------------------
Net income                                                                                    $ 1,454         $   745
Other comprehensive income, net of tax:
    Unrealized (loss) gain on investments available-for-sale arising during the period, net of taxes of $(1,030) and $416 in 2002 and 2001, respectively
                                                                                               (1,754)            709
                                                                                              -------         -------
Comprehensive income                                                                          $  (300)        $ 1,454
                                                                                              =======         =======

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

(In Thousands)


                                                                                                  Accumulated
                                             Common Stock                                            Other           Total
                                       -------------------------     Capital       Retained      Comprehensive    Stockholders'
                                         Shares        Amount        Surplus       Earnings      Income (Loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2001                  1,604       $  1,604       $ 14,195       $  7,137        $    265        $ 23,201
     10% stock dividend                     160            160          2,177         (2,337)             --              --
     Fractional shares                       --             --             --             (4)             --              (4)
     Shares issued                            2              2             13             --              --              15
     Net income                              --             --             --            745              --             745
     Other comprehensive income,
        unrealized gain on
        securities, net of tax               --             --             --             --             709             709
                                       --------       --------       --------       --------        --------        --------
Balance, March 31, 2001                   1,766       $  1,766       $ 16,385       $  5,541        $    974        $ 24,666
                                       ========       ========       ========       ========        ========        ========

Balance, January 1, 2002                  1,772       $  1,772       $ 16,456       $  8,478        $    998        $ 27,704
     10% stock dividend                     177            177          4,422         (4,599)             --              --
     Fractional shares                       --             --             --             (8)             --              (8)
     Shares issued                            1              1             20             --              --              21
     Net income                              --             --             --          1,454              --           1,454
     Other comprehensive income,
        unrealized gain on
        securities, net of tax               --             --             --             --          (1,754)         (1,754)
                                       --------       --------       --------       --------        --------        --------
Balance, March 31, 2002                   1,950       $  1,950       $ 20,898       $  5,325        $   (756)       $ 27,417
                                       ========       ========       ========       ========        ========        ========

See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

(In Thousands)

                                                                              2002               2001
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                               $  1,454           $    745
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Gain on sale of securities                                                (691)               (21)
      Depreciation and amortization                                              134                177
      Provision for loan losses                                                  130                120
      Decrease (increase) in loans held for sale                               2,414             (1,424)
      Decrease in other assets                                                   172                497
      Increase in other liabilities                                              797                683
                                                                            --------           --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                        4,410                777
                                                                            --------           --------

Cash Flows From Investing Activities
   Cash flows from securities, net                                           (27,696)             9,982
   Loan originations and principal collections on loans, net                  (5,372)            (4,188)
   Purchases of premises and equipment                                           (60)              (470)
                                                                            --------           --------
              NET CASH USED (PROVIDED) BY INVESTING ACTIVITIES               (33,128)             5,324
                                                                            --------           --------

Cash Flows From Financing Activities
   Net increase (decrease) in deposits                                        18,057             (7,258)
   Increase in other borrowings, net                                           2,667              5,632
   Cash paid for fractional shares                                                (8)                (4)
    Proceeds from issuance of common stock                                        21                 15
                                                                            --------           --------
              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                20,737             (1,615)
                                                                            --------           --------
              NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS            (7,981)             4,486
Cash and cash equivalents:
   Beginning                                                                  23,367             10,830
                                                                            --------           --------
   Ending                                                                   $ 15,386           $ 15,316
                                                                            ========           ========

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Indian River Banking Company (the "Company"), which are unaudited, except for the condensed consolidated balance sheet at December 31, 2001, which is derived from the audited consolidated balance sheet at that date, have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2001.

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

NOTE 2.     INVESTMENT SECURITIES

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of March 31, 2002 and December 31, 2001 are summarized as follows.


(In Thousands)                                                            March 31, 2002
                                                -------------------------------------------------------------------
                                                                    Estimated          Estimated         Estimated
                                                   Amortized        Unrealized        Unrealized          Market
                                                      Cost            Gains             Losses             Value
                                                -------------------------------------------------------------------
U.S. Government corporations and agencies          $  3,292          $     --           $   (189)          $  3,103
Mortgage-backed securities                            5,032                94                 --              5,126
State, county and municipal securities                5,293                54                (97)             5,250
                                                   --------          --------           --------           --------
                                                   $ 13,617          $    148           $   (286)          $ 13,479
                                                   ========          ========           ========           ========


                                                                        December 31, 2001
                                                -------------------------------------------------------------------
                                                                    Estimated            Estimated       Estimated
                                                   Amortized        Unrealized          Unrealized         Market
                                                      Cost            Gains               Losses           Value
                                                -------------------------------------------------------------------
U.S. Government corporations and agencies          $  3,232          $     --           $    (12)          $  3,220
Mortgage-backed securities                            5,037                38                 --              5,075
State, county and municipal securities                5,293                38               (121)             5,210
                                                -------------------------------------------------------------------
                                                   $ 13,562          $     76           $   (133)          $ 13,505
                                                ===================================================================

Securities available for sale: The amortized cost and fair values of securities available for sale as of March 31, 2002 and December 31, 2001 are summarized as follows:


(In Thousands)                                                             March 31, 2002
                                                ------------------------------------------------------------------------
                                                                      Estimated           Estimated          Estimated
                                                    Amortized        Unrealized          Unrealized            Market
                                                      Cost              Gains               Losses              Value
                                                ------------------------------------------------------------------------
U. S. Government corporations and agencies          $  63,016          $     552           $  (1,049)          $  62,519
Corporate securities                                   15,033                238                 (15)             15,256
Mortgage-backed securities                             77,466                158              (1,084)             76,540
                                                    ---------          ---------           ---------           ---------
                                                    $ 155,515          $     948           $  (2,148)          $ 154,315
                                                    =========          =========           =========           =========


                                                                         December 31, 2001
                                                ------------------------------------------------------------------------
                                                                      Estimated           Estimated          Estimated
                                                    Amortized        Unrealized          Unrealized            Market
                                                       Cost             Gains               Losses              Value
                                                ------------------------------------------------------------------------
U. S. Government corporations and agencies          $  58,972          $   1,145           $    (397)          $  59,720
Corporate securities                                   56,768                904                (193)             57,479
Mortgage-backed securities                             11,434                166                 (41)             11,559
                                                    ---------          ---------           ---------           ---------
                                                    $ 127,174          $   2,215           $    (631)          $ 128,758
                                                    =========          =========           =========           =========



NOTE 3.     LOANS

The composition of net loans is as follows at March 31, 2002 and December 31, 2001:


(In Thousands)                                                      March 31,        December 31,
                                                                      2002              2001
                                                                   ------------------------------
Real estate:
   Construction and land development and other land loans          $  36,501           $  32,778
   Farmland                                                            3,053               2,943
   One to four family residential                                     78,214              74,917
   Multifamily residential                                             2,519               3,521
   Nonfarm, nonresidential                                            63,759              62,660
Agriculture                                                            2,198               2,454
Commercial and industrial                                             13,728              14,948
Consumer                                                              14,112              14,421
Other                                                                  2,111               2,225
                                                                   ---------           ---------
                                                                     216,195             210,867
Less: Allowance for loan losses                                       (2,905)             (2,819)
         Unearned discount                                                (5)                 (5)
                                                                   ---------           ---------
Loans, net                                                         $ 213,285           $ 208,043
                                                                   =========           =========

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

Activity in the allowance for loan losses for the three months ended March 31, 2002 and 2001 is as follows:


(In Thousands)
                                     2002               2001
Balance, beginning                 $ 2,819           $ 2,453
                                   -------           -------
Charge-offs:
    Commercial                          (2)               --
    Loans to individuals               (48)              (38)
    Other loans                         (7)               --
                                   -------           -------
Total                                  (57)              (38)
                                   -------           -------
Recoveries:
    Loans to individuals                12                 9
    Other loans                          1                --
                                   -------           -------
Total                                   13                 9
                                   -------           -------
Net charge-offs                        (44)              (29)
Provision for loan losses              130               120
                                   -------           -------
Balance, ending                    $ 2,905           $ 2,544
                                   =======           =======


NOTE 5.     EARNINGS PER SHARE

Basic earnings per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding, adjusted for stock dividends and splits occurring subsequent to period-end (the denominator). Diluted earnings per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

Following is information about the computation of the earnings per share data for the three months ended March 31, 2002 and 2001 respectively (after adjusting for 10% stock dividends in 2002 and 2001):


 (In Thousands, Except Per Share Data)                                     Common        Per-Share
                                                         Net Earnings      Shares         Amounts
                                                         ----------------------------------------------
Three Months Ended March 31, 2002:
   Basic earnings per share, income available to
      common stockholders                                 $1,454           1,949          $ 0.75
                                                                                          ======
      Effect of dilutive securities, options                  --              47
                                                          ------          -----

   Diluted earnings per share                             $1,454           1,996          $ 0.73
                                                          ======          ======          ======



                                                                           Common        Per-Share
                                                         Net Earnings      Shares         Amounts
                                                         ----------------------------------------------
Three Months Ended March 31, 2001:
   Basic earnings per share, income available to
      common stockholders                                 $  745           1,941          $  0.38
                                                                                          =======
      Effect of dilutive securities, options                  --              42
                                                          ------           -----

   Diluted earnings per share                             $  745           1,983          $  0.38
                                                          ======          ======          =======

NOTE 6.     OTHER BORROWINGS

Other borrowings consist of the following at March 31, 2002 and December 31, 2001.


(In Thousands)                                                                   March 31,         December 31,
                                                                                    2002               2001
                                                                             --------------------------------------
Advance under term loan with Colonial Bank, principal and interest payable
    quarterly at an adjustable rate, 3.25% at March 31, 2002                          $   540          $   570
Advances under line of credit with Federal Home Loan Bank:
   Advance, interest payable monthly at a fixed rate of 6.44%, with equal semiannual principal payments of $142
      through September 2004                                                              714              857
   Convertible advance due March 2008, interest payable quarterly at a fixed
      rate of 5.51%                                                                     2,000            2,000
   Convertible advance due January 2011, interest payable quarterly
      at a fixed rate of 4.41%                                                         10,000           10,000
   Convertible advance due May 2011, interest payable quarterly
        at a fixed rate of 3.95%                                                       15,000           15,000
Overnight repurchase agreements payable                                                15,996           13,156
                                                                                      -------          -------
                                                                                      $44,250          $41,583
                                                                                      =======          =======


NOTE 7.     STOCK DIVIDEND

Stockholders' equity accounts have been retroactively adjusted in the accompanying balance sheet as of December 31, 2001 to reflect a 10% stock dividend declared January 24, 2002.

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

FINANCIAL CONDITION
-------------------

Total Assets
------------

         Indian River's total assets were $410.4 million at March 31, 2002, a 5.46% increase from $389.1 million at December 31, 2001. The increase in the Company's asset base was due to continued strong deposit growth. Indian River anticipates that deposit growth for the remainder of 2002 will continue at more modest levels.

Investments
-----------

         As noted, Indian River experienced strong deposit growth during the first quarter of 2002 while loan growth was more moderate. This resulted in a $25.6 million or 20% increase in the investment portfolio. In investing the bank's excess liquidity, Indian River also undertook to restructure portfolio composition to reduce both credit and interest rate risk. Accordingly, the Company's exposure to corporate securities was reduced to $15 million from $56.8 million at December 31, 2001. See also Quantitative and Qualitative Disclosures of Market Risks

Loans Receivable
----------------

         Loans were $213.2 million at March 31, 2002, an increase of $5.2 million from December 31, 2001. The most significant increase was in the category of construction and land development ($3.7 million or 11.36%). This increase is largely due the increased demand for new home construction loans brought about by the low interest rate environment. The rate environment also helped fuel a $3.3 million, or 4.40%, increase in one-to-four family residential loans during the first quarter of 2002. Other loan categories in which Indian River experienced increases include farmland ($110 thousand, or 3.72%) and commercial and industrial real estate ($1.1 million, or 1.75%). There were also several loan categories that experienced small decreases, those being in multi family residential ($1.0 million, or 28.44%), agriculture ($257 thousand, or 10.45%), commercial loans ($1.2 million, or 8.16%), consumer loans ($308 thousand, or 2.14%), and other loans ($114 thousand, or 5.14%).

Deposits
--------

         Indian River's deposits increased $18.1 million, or 5.66%, from $318.8 million at December 31, 2001 to $336.9 million at March 31, 2002. Increases occurred in demand deposits ($332 thousand, or 0.68%), NOW and money market accounts ($7.2 million, or 17.75%) and savings deposits ($15.0 million, or 13.79%). The increase in NOW and money market account balances can be primarily attributed to the introduction of a new interest-bearing checking product, "Prestige Checking" that offers a tiered rate structure competitive with money market rates. The Bank's increase in savings deposits is the result of a promotion in the Company's Brevard market that allowed customers a fixed premium rate through April 2002 on accounts opened during the promotional period. As interest rates declined due to Federal Reserve actions, customers have continued to add to these accounts, transferring funds from time deposits and other investments to take advantage of the premium 5.00% rate.

         The Company's time deposits outstanding fell $4.4 million or 3.66% during the first quarter. With strong deposit gains in other products and continued inflows from the promotional savings rate, the Company elected to offer competitive rates on time deposits, but not to match competitor special rates. The Company anticipates that with the expiration of the savings special noted above, rates on time deposits will become more competitive and that there will be resulting changes in the Company's deposit mix during the second quarter of 2002.

Stockholders' Equity
--------------------

         Total stockholders' equity decreased by $287 thousand or 1.03% during the first quarter of 2002. Net income of $1.5 million was completely offset by a decrease in accumulated other comprehensive income of $1.8 million. Accumulated other comprehensive income for Indian River consists of the net unrealized gain or loss on investments available for sale. Due to the significant changes in the investment portfolio discussed elsewhere and an increase in national interest rates at the end of the first quarter of 2002, a net unrealized loss occurred. The Company has taken additional actions to further reduce the Company's exposure to interest rates and constantly monitors its positions due to the size of the investment portfolio relative to its earning assets.

Results of Operations
---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net Income
----------

         For the first three months of 2001, Indian River recorded net income of $1.45 million. This was $709 thousand, or 95.24%, more than the $745 thousand in net income recorded for the first three months of 2001. Basic earnings per share increased $0.37 during the three months ended March 31, 2002, to $0.75, as compared to $0.38 per share during the comparable period of 2001 (as adjusted to reflect the 10% stock dividend in 2002 and 2001). Diluted earnings per share increased from $0.38 to $0.73 during the first three months of 2002, as compared to the same period in 2001.

         Net interest income increased $639 thousand, or 20.79%, for the first three months of 2002 compared to the same period in 2001. This increase in net interest income was complemented or offset by an increase in other income of $757 thousand, or 95.70%, an increase in the provision for loan losses of $10 thousand, or 8.33%, an increase in other expenses of $252 thousand, or 9.89%, and an increase in taxes on income of $425 thousand, or 93.64%.

Net Interest Income
-------------------

         Net interest income increased to $3.7 million for the first three months of 2002 from $3.1 million for the same period in 2001. The $639 thousand, or 20.79%, increase in net interest income was mainly the result of a $727 thousand, or 21.91% decrease in deposit expense. Yields on Indian River's interest-earning assets decreased by 136 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 169 basis points. This resulted in an increase in the interest rate spread to 3.44% for the first three months of 2002 from 3.11% for the first three months of 2001. Net interest margin also increased to, 3.94% from 3.87%. The ratio of average interest-earning assets to average interest-bearing liabilities remained the same at 1.18% for the first three months of 2002 and 2001.

         Total interest income for the first three months of 2002 was $6.3 million, a 1.37% decrease from $6.4 million during the same period in 2001. The principal factor in the decrease of interest income was the decrease in average yields on assets, which offset the $60.3 million increase in average interest-earning assets. The decline in yields on earning assets for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily the result of the action of the Federal Reserve in decreasing market interest rates in 2001, resulting in the adjustment of interest rates on the Bank's variable rate loans, which comprise over half of the loan portfolio.

         Indian River's average loans increased $13.2 million, or 6.52%, and the related yield decreased to 7.83% for the first three months of 2002 from 8.70% in 2001. During the same period, average investment securities increased $28.9 million, or 24.40%, and the related yield decreased to 5.65% from 6.96%. Yields on investment securities were impacted more dramatically due to the increase in the total portfolio from the first quarter of 2001. Additionally, the sale and call of investment securities during the first three months of 2002 resulted in the reinvestment of the proceeds in lower yielding securities. Indian River's average federal funds sold increased by $18.2 million, and the related yield decreased to 1.66% for the first three months of 2002 from 5.54% in 2001. The decrease in yields on earning assets was offset by the decrease in average rates on deposits and other borrowings.

         Total interest expense for the first three months of 2002 was $2.6 million, a decrease of 21.91% from $3.3 million for the same period in 2001. The decrease in total expense can be attributed to the decrease in the related rates on deposits and other borrowings, which offset the $51.3 million, or 18.86%, increases in the average balances outstanding of interest-bearing liabilities for the first three months of 2002 compared to the same period in 2001. The related rate decreased to 3.25% for the first three months of 2002 from 4.94% in 2001.

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


                                                                Three Months Ended March 31,
                                                       2002                                       2001
                                      ---------------------------------------------------------------------------------
(In Thousands)
                                           Average                   Average         Average                  Average
Assets:                                    Balance       Interest     Yield          Balance      Interest     Yield
                                         ------------    ---------- ----------     -----------    ---------- ----------
Investments (1)                          $   147,384         2,055      5.65%      $  118,472         2,032      6.96%
Federal funds sold                            18,850            77      1.66%             646             9      5.54%
Loans  receivable  (2) less loans in
  process                                    215,914         4,170      7.83%         202,693         4,349      8.70%
                                         -----------     ---------- ----------     ----------     ---------- ----------
     Total interest earning assets           382,148         6,302      6.69%         321,811         6,390      8.05%
                                                         ---------- ----------                    ---------- ----------
Noninterest-earning assets                    19,545                                   16,311
                                         ------------                              -----------
          Total                          $   401,693                               $  338,122
                                         ============                              ===========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts           $    44,019           118      1.09%      $   29,296            79      1.10%
      Savings accounts                       116,616           856      2.98%          66,202           577      3.54%
      Certificates of deposit                117,909         1,234      4.24%         143,084         2,201      6.24%
      Other                                   44,990           382      3.44%          33,605           460      5.54%
                                         ------------    ---------- ----------     -----------    ---------- ----------
      Total interest-bearing
        liabilities                          323,534         2,590      3.25%         272,187         3,317      4.94%
                                                         ---------- ----------                    ---------- ----------
Noninterest-bearing Liabilities               50,170                                   41,905
Stockholders' equity                          27,989                                   24,030
                                         ------------                              -----------
           Total                         $   401,693                               $  338,122
                                         ============                              ===========

Net interest income and net yield
     on interest-earning assets                              3,712      3.94%                         3,073      3.87%
                                                         ========== ==========                    ========== ==========

----------
(1) Includes investment securities and Federal Reserve Bank, Federal Home Loan Bank, and IBB stock. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.
(2) Includes loans for which the accrual of interest has been suspended.

Other Income
------------

         Other income increased by $757 thousand, or 95.70%, for the first three months of 2002 compared to the same period of 2001. This was a result of an increase in service charges and fees of $48 thousand, gains on security sales of $670 thousand, and gains on sale of loans of $50 thousand. The large increase in gain on sale of securities is due primarily to the sale of $41.7 million of corporate investment securities. During the first three months of 2002, the Bank has elected to decrease the percentage of corporate bonds outstanding to about 10% of the total investment portfolio, electing to purchase mortgage backed securities and CMO's.

Other Expenses
--------------

         Indian River's other expenses increased $253 thousand for the first three months of 2002 compared to the same period in 2001. This increase was primarily the result of $182 thousand increase in salaries and benefits, and a $46 thousand increase in data processing expense. Salaries and benefits increased primarily due to an increase in the number of employees to support the growth of Indian River Bank, as well as staffing the Rockledge branch which opened in the second quarter of 2001. Data processing expense increase was primarily due to increases in ATM transaction processing fees and increases in software service contracts and service bureau expenses.

Provision for Loan Losses
-------------------------

         Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level as determined by management. At March 31, 2002, total nonperforming loans were $379 thousand, or 0.18% of total loans, compared to $290 thousand, or 0.13% of total loans at December 31, 2001.

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

         Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due/problem loans and
(3) all other passing grade loans. For specific allocation loans, the Bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. As of March 31, 2002, Indian River had three loans with specific allocations in the aggregate amount of $310 thousand. Problem loans are identified by the Asset Liability Committee and are assigned a risk grade. Loans graded special mentions are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 days are graded special mention, loans past due 60-89 days are graded substandard and loans past due 90 days or more are graded doubtful. As of March 31, 2002, 15% of the allowance for loan losses reflected specific loan allocations and past due/problem loans. All other loans are graded pass and are categorized into six loan groups and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Due to Indian River's low loss history, the historical experience factors have been adjusted to reflect peer group historical loss factors and current economic conditions. The factors currently are: 0.30 percent for 1 to 4 family real estate loans, 0.77% for commercial real estate loans, 1.00% for commercial, non-real estate loans, 1.00% for farmland and farmer loans, 0.85% for consumer, non-revolving loans, and 2.50% for other revolving loans.

         As a result of Indian River's low charge-offs and low change in non-performing loans, these two elements have caused little change in the allowance as a percentage of loans. The increase in the allowance for loan losses in dollar terms is attributable to increases in the level of total loans.

         The following table allocates the allowance for loan losses by loan category, along with the percent of average loans per category to total average loans. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



(In Thousands)                                        March 31, 2002                     December 31, 2001
                                           -------------------------------------------------------------------------
                                                   Amount               %              Amount               %
                                           -------------------------------------------------------------------------
Commercial, Agricultural                          $        430       14.80  %          $       524       18.58  %
Real estate construction                                   322       11.09                     154        5.46
Real estate mortgage                                     1,811       62.34                   1,775       62.98
Consumer, other                                            342       11.77                     366       12.98

                                                  -------------                        ------------
Total Allowance for loan losses                   $      2,905      100.00  %          $     2,819      100.00  %
                                                  =============                        ============


         See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

         Non-Performing Assets. Indian River Bank's non-performing assets which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $379 thousand at March 31, 2002 compared to $290 thousand at December 31, 2001. The percentage of non-performing assets to total assets increased to 0.09% at March 31, 2002 from 0.08% at December 31, 2001.

         Non-performing assets at March 31, 2002 consisted of non-accrual loans in the amount of $146 thousand and loans past due over 90 days of $209 thousand.

         Indian River did not have any other real estate owned as of March 31, 2002 or December 31, 2001. Generally, Indian River would evaluate the fair value of each OREO property annually. These evaluations may be appraisals or other market studies.

         Indian River places credit card loans on non-accrual status when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days delinquent or when determined uncollectable by management. The following table allocates the non-performing loans by loan type.



(In Thousands)
                                                       March 31, 2002                      December 31, 2001
                                           --------------------------------------------------------------------------
Nonaccrual Loans                                  Amount             %                Amount             %
---------------------------------------------------------------------------------------------------------------------
    Real estate                                  $     120          82.19  %         $     120          90.23  %
    Installment                                         26          17.81                   13           9.77

Accrual Loans - past due 90 days or more

                                                       March 31, 2002                      December 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                                  Amount             %                Amount             %
                                           --------------------------------------------------------------------------
    Real estate                                  $     204          87.55  %         $     125          79.62  %
    Installment                                         26          11.16                   32          20.38
    Credit cards                                         3           1.29                   --             --


         For the three months ended March 31, 2002, $4 thousand in gross interest income would have been recorded if the $146 thousand of nonaccrual loans had been accruing interest throughout this period.

         At March 31, 2002, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.

Taxes on Income
---------------

         Indian River's tax expense was $878 thousand, or 37.7% of income before taxes, for the first three months of 2002 and $454 thousand, or 37.9% of income before taxes, for the same period in 2001.

Liquidity
---------

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds and securities available for sale of $155.5 million at March 31, 2002, reflected an increase of $16.7 million from December 31, 2001, or 12.07%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At March 31, 2002, Indian River Bank had available credit of $17.0 million under lines of credit at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has a $53.3 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance on this line decreased to $27.7 million as of March 31, 2002, from $27.9 at December 31, 2001 and increased from $23.0 million at March 31, 2001. This line has been utilized by the Bank as a funding source at a lower cost, by locking in borrowings at lower rates. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

CAPITAL RESOURCES
-----------------

         In the first three months of 2002, total stockholders' equity decreased $286 thousand, or 1.03%, as a result of earnings offset by the decrease in accumulated other comprehensive income. Earnings contributed $1.5 million to stockholders' equity this three month period. Accumulated other comprehensive losses reduced stockholders' equity by $1.8 million during this three month period.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2002, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 12.25%, a Tier 1 risk-based capital ratio of 11.10%, and a leverage ratio of 7.03%. As of March 31, 2002, Indian River Bank also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act, having total and tier 1 risk based capital ratios of 12.19% and 11.04%, and a leverage ratio of 6.99%. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

         Interest rate risk is that portion of the variation in the Company's performance attributable to changes in interest rates. Management closely monitors the Company's exposure to how changes in market conditions can impact the Indian River's future performance and considers strategies to reduce any negative results.

         Interest rate risk takes place because of unbalanced changes in interest income and expense, and asset and liability market value when rates change. The imbalances flow through to create variability in net interest income, net income, and the market value of equity. The ultimate cause of interest rate risk is a repricing mismatch between the assets and liabilities on the Company's balance sheet and, if relevant, off-balance sheet positions.

         Indian River's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting potential negative effects of changes in market interest rates. Since Indian River's primary source of interest-bearing liabilities is customer deposits, the ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas served by the Company. Borrowings, which include FHLB advances, short-term borrowings and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate Indian River's exposure to interest rate risk. The rates, terms and interest rate indices of Indian River's interest-earning assets result primarily from the Company's strategies of investing in loans and securities which permit the Company to limit its exposure to interest rate risk, together with credit risk, while achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

         In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management uses a quarterly model which measures Indian River's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments and equity at current interest rates, and at hypothetical higher and lower interest rates at various intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based upon weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing opportunity.

         The following table presents Indian River's exposure over the subsequent twelve month periods to immediate, hypothetical changes in interest rates at the dates indicated:


                                 March 31, 2002                                March 31, 2001
                  -------------------------------------------------------------------------------------------
                                                  Percentage                                    Percentage
   Change in       Percentage                      Change in     Percentage                      Change in
 Interest Rates     Change in      Percentage    Market Value     Change in      Percentage    Market Value
 (Basis Points)   Net Interest     Change in     of Portfolio    Net Interest    Change in    of Portfolio
                     income        Net Income       Equity          income       Net Income       Equity
-------------------------------------------------------------------------------------------------------------
      +200           -7.92%         -15.78%         -16.85%         -2.21%         -4.59%         -17.61%
      +100           -3.83%          -7.62%         -8.18%          -0.88%         -1.83%          -8.89%
       0              0.00%           0.00%          0.00%           0.00%          0.00%           0.00%
      -100            0.03%           0.06%          3.44%          -0.85%         -1.76%           0.68%
      -200           -3.76%          -7.49%         -2.55%          -1.28%         -2.66%          -1.05%


       The table indicates that at March 31, 2002, Indian River is susceptible to decreased earning opportunities in a rising rate environment and is fairly neutral in a declining rate environment. A similar situation existed at March 31, 2001. Indian River has been in a liability sensitive position during 2001 and 2002, which is reflected in the above tables. The Company has developed strategies to bring the balance sheet into a more neutral position and will be implementing these actions in 2002 and 2003. The Company is sensitive to the economic environment and will restructure the repricing characteristics in a gradual manner to minimize major asset purchases at the bottom of the rate cycle.

         Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

         In addition, the previous table does not necessarily indicate the impact of general interest rate movements on Indian River's net interest income because the repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicating as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

         Management uses the model to ascertain general levels of risk and to consider specific strategies to mitigate that risk.

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

                  None

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3(a)        Articles of Incorporation of Indian River, as amended (1)
         3(b)        Bylaws of Indian River (1)
         10(b)       Indian River 1995 Stock Option Plan (3)
         10(c)       Indian River 1999 Stock Option Plan (4)
         11          Statement of Computation of Per Share Earnings
                           Please refer to Note 5 to the Condensed Consolidated Financial Statements
         21          Subsidiaries of the Registrant
--------------------------
(1) Incorporated by reference to exhibit of same number to Indian River's registration statement on Form SB-2 (No. 333-36688)
(2) Incorporated by reference to exhibit 10(b) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(3) Incorporated by reference to exhibit 10(c) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(4) Incorporated by reference to exhibit 10(d) to Indian River's registration statement on Form SB-2 (No. 333-36688)

         (b)      Reports on Form 8-K

         On January 15, 2002, Indian River filed a report on Form 8-K, under
Item 5 thereof, reporting earnings for the year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INDIAN RIVER BANKING COMPANY
                                 (Registrant)



May 10, 2002                     By:  /s/ Paul A. Beindorf
                                 ----------------------------------------
                                 Paul A. Beindorf, President and Chief Executive
                                 Officer



May 10, 2002                     By:  /s/ Phillip Tasker
                                 ----------------------------------------
                                 Phillip Tasker, Chief Financial Officer