Form 10-Q
period 2002-06-30
INDIAN RIVER BANKING COMPANY
filed 2002-08-14
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission File Number 000-32643


                          Indian River Banking Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                                59-2931518
-------------------------------                              -------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  958 20th Place, Vero Beach, Florida                              32960
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                  772.569.9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A

              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         As of July 31, 2002, the registrant had 1,951,700 shares of Common Stock outstanding.

Item 1 - Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)


ASSETS                                                           June 30, 2002      December 31, 2001
-----------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Cash and due from banks                                            $ 16,916              $ 13,334
Federal funds sold                                                    5,655                10,033
Securities available for sale                                       153,341               128,758
Securities held to maturity                                          13,652                13,562
Other securities                                                      1,899                 1,899
Loans held for sale                                                   1,516                 5,795
Loans, net                                                          219,224               208,043
Bank premises and equipment, net                                      4,095                 4,052
Accrued interest receivable                                           2,332                 2,783
Other assets                                                            734                   886
                                                                   ------------------------------
              Total assets                                         $419,364              $389,145
                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits                             $ 51,702              $ 49,062
   Interest-bearing deposits:
       NOW and money market                                          48,900                40,390
       Savings                                                      114,359               108,628
       Time deposits                                                123,319               120,726
                                                                   ------------------------------
              Total deposits                                        338,280               318,806
    Other borrowings                                                 49,121                41,583
    Other liabilities                                                 1,135                 1,052
                                                                   ------------------------------
              Total liabilities                                     388,536               361,441
                                                                   ------------------------------
Stockholders' Equity
   Preferred stock                                                     --                    --
   Common stock                                                       1,951                 1,949
   Capital surplus                                                   20,924                20,878
   Retained earnings                                                  6,716                 3,879
   Accumulated other comprehensive income                             1,237                   998
                                                                   ------------------------------
              TOTAL STOCKHOLDERS' EQUITY                             30,828                27,704
                                                                   ------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $419,364              $389,145
                                                                   ==============================

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


(In Thousands, Except Per Share Data)
                                                                     2002     2001
------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                          $4,215   $4,487
   Investment securities and due from banks                          2,263    1,888
   Federal funds sold                                                   28       61
                                                                    ---------------
                                                                     6,506    6,436
                                                                    ---------------
Interest expense:
   Deposits                                                          1,948    2,723
   Other                                                               385      516
                                                                    ---------------
                                                                     2,333    3,239
                                                                    ---------------
              NET INTEREST INCOME                                    4,173    3,197
Provision for loan losses                                              130      120
                                                                    ---------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    4,043    3,077
                                                                    ---------------
Other income:
   Service charges and fees                                            427      426
   Gain on sale of securities                                           61       36
   Gain on sale of loans                                               390      441
   Other                                                               232      184
                                                                    ---------------
                                                                     1,110    1,087
                                                                    ---------------
Other expense:
   Salaries and benefits                                             1,466    1,703
   Occupancy and equipment                                             385      381
   Data processing                                                     324      327
   Office expenses and insurance                                       752      777
                                                                    ---------------
                                                                     2,927    3,188
                                                                    ---------------
              INCOME BEFORE INCOME TAXES                             2,226      976
Provision for income taxes                                             835      349
                                                                    ---------------
              NET INCOME                                            $1,391   $  627
                                                                    ===============
Basic earnings per share                                            $ 0.71   $ 0.32
                                                                    ===============
Diluted earnings per share                                          $ 0.70   $ 0.32
                                                                    ===============

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


(In Thousands, Except Per Share Data)
                                                                      2002     2001
--------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                          $ 8,386   $ 8,836
   Investment securities and due from banks                           4,317     3,920
   Federal funds sold                                                   105        70
                                                                    -----------------
                                                                     12,808    12,826
                                                                    -----------------
Interest expense:
   Deposits                                                           4,156     5,581
   Other                                                                767       975
                                                                    -----------------
                                                                      4,923     6,556
                                                                    -----------------
              NET INTEREST INCOME                                     7,885     6,270
Provision for loan losses                                               260       240
                                                                    -----------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     7,625     6,030
                                                                    -----------------
Other income:
   Service charges and fees                                             825       777
   Gain on sale of securities                                           751        57
   Gain on sale of loans                                                687       688
   Other                                                                395       357
                                                                    -----------------
                                                                      2,658     1,879
                                                                    -----------------
Other expense:
   Salaries and benefits                                              2,843     2,898
   Occupancy and equipment                                              766       748
   Data processing                                                      676       634
   Office expenses and insurance                                      1,439     1,454
                                                                    -----------------
                                                                      5,724     5,734
                                                                    -----------------
              INCOME BEFORE INCOME TAXES                              4,559     2,175
Provision for income taxes                                            1,714       803
                                                                    -----------------
              NET INCOME                                            $ 2,845   $ 1,372
                                                                    =================

Basic earnings per share                                            $  1.46   $  0.71
                                                                    =================
Diluted earnings per share                                          $  1.42   $  0.69
                                                                    =================


See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


(In Thousands)

                                                                             2002     2001
                                                                            ---------------
Net income                                                                  $1,391   $  627
Other comprehensive income, net of tax:
    Unrealized gain on investments available-for-sale arising during the
    period, net of taxes of $1,170 and $77 in 2002 and 2001, respectively    1,993      132
                                                                            ---------------
Comprehensive income                                                        $3,384   $  759
                                                                            ===============

See Notes to Condensed Consolidated Financial Statements.





INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

(In Thousands)


                                                                                    2002     2001
                                                                                   ---------------
Net income                                                                         $2,845   $1,372
Other comprehensive income, net of tax:
    Unrealized gain on investments available-for-sale arising during the period,
    net of taxes of $140 and $493 in 2002 and 2001, respectively                      239      840
                                                                                   ---------------
Comprehensive income                                                               $3,084   $2,212
                                                                                   ===============

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


(In Thousands)
                                                                                           Accumulated
                                        Common Stock                                          Other          Total
                                    ---------------------       Capital      Retained     Comprehensive   Stockholders'
                                      Shares       Amount       Surplus      Earnings         Income        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001              1,604      $  1,604      $ 14,195      $  7,137       $    265      $ 23,201
     10% stock dividend                 160           160         2,177        (2,337)          --            --
     Fractional shares                 --            --            --              (4)          --              (4)
     Shares issued                        2             2            19          --             --              21
     Net income                                                                 1,372           --           1,372
     Other comprehensive income,
        unrealized gain on
        securities, net of tax                                                                   840           840
                                    ------------------------------------------------------------------------------
Balance, June 30, 2001                1,766      $  1,766      $ 16,391      $  6,168       $  1,105      $ 25,430
                                    ==============================================================================

Balance, January 1, 2002              1,772      $  1,772      $ 16,456      $  8,478       $    998      $ 27,704
     10% stock dividend                 177           177         4,422        (4,599)          --            --
     Fractional shares                 --            --            --              (8)          --              (8)
     Shares issued                        2             2            46          --             --              48
     Net income                        --            --            --           2,845           --           2,845
     Other comprehensive income,
        unrealized gain on
        securities, net of tax         --            --            --            --              239           239
                                    ------------------------------------------------------------------------------
Balance, June 30, 2002                1,951      $  1,951      $ 20,924      $  6,716       $  1,237      $ 30,828
                                    ==============================================================================


See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


(In Thousands)
                                                                               2002           2001
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                               $  2,845        $  1,372
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Gain on sale of securities                                                (751)            (57)
      Depreciation and amortization                                              332             397
      Provision for loan losses                                                  260             240
      Decrease in loans held for sale                                          4,279             389
      Decrease (increase) in other assets                                        463              (7)
      Increase in other liabilities                                               83             741
                                                                            ------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                        7,511           3,075
                                                                            ------------------------

Cash Flows From Investing Activities
   Cash flows from securities, net                                           (23,585)        (12,544)
   Loan originations and principal collections on loans, net                 (11,441)        (10,197)
   Purchases of premises and equipment                                          (333)           (708)
                                                                            ------------------------
              NET CASH USED BY INVESTING ACTIVITIES                          (35,359)        (23,449)
                                                                            ------------------------
Cash Flows From Financing Activities
   Net increase in deposits                                                   19,474          16,142
   Increase in other borrowings, net                                           7,538          20,907
   Cash paid for fractional shares                                                (8)             (4)
   Proceeds from issuance of common stock                                         48              21
                                                                            ------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                       27,052          37,066
                                                                            ------------------------
              NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS              (796)         16,692
Cash and cash equivalents:
   Beginning                                                                  23,367          10,830
                                                                            ------------------------
   Ending                                                                   $ 22,571        $ 27,522
                                                                            ========================

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Indian River Banking Company (the "Company"), which are unaudited, except for the condensed consolidated balance sheet at December 31, 2001, which is derived from the audited consolidated balance sheet at that date, have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2001.

The accompanying condensed consolidated financial statements include the accounts of Indian River Banking Company and its wholly-owned subsidiaries, Indian River National Bank, a federally-chartered independent community bank, Indian River Title Company, LLC, and IRNB Insurance Services, LLC, collectively referred to as the "Bank". All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents per the condensed consolidated statements of cash flows includes cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold.


NOTE 2.     INVESTMENT SECURITIES
Securities held to maturity: The amortized cost and fair values of securities held to maturity as of June 30, 2002 and December 31, 2001 are summarized as follows.


(In Thousands)                                                            June 30, 2002
                                                --------------------------------------------------------------
                                                                 Estimated        Estimated      Estimated
                                                   Amortized     Unrealized      Unrealized        Market
                                                      Cost         Gains           Losses           Value
                                                --------------------------------------------------------------
U.S. Government corporations and agencies         $  3,329       $   --          $   (135)       $  3,194
Mortgage-backed securities                           5,030              7            --             5,037
State, county and municipal securities               5,293            156              (7)          5,442
                                                --------------------------------------------------------------
                                                  $ 13,652       $    163        $   (142)       $ 13,673
                                                ==============================================================



                                                                        December 31, 2001
                                                --------------------------------------------------------------
                                                                 Estimated        Estimated       Estimated
                                                   Amortized     Unrealized      Unrealized         Market
                                                     Cost          Gains           Losses           Value
                                                --------------------------------------------------------------
U.S. Government corporations and agencies          $  3,232      $   --          $    (12)        $  3,220
Mortgage-backed securities                            5,037            38            --              5,075
State, county and municipal securities                5,293            38            (121)           5,210
                                                --------------------------------------------------------------
                                                   $ 13,562      $     76        $   (133)        $ 13,505
                                                ==============================================================

Securities available for sale: The amortized cost and fair values of securities available for sale as of June 30, 2002 and December 31, 2001 are summarized as follows:



(In Thousands)                                                            June 30, 2002
                                                --------------------------------------------------------------
                                                                 Estimated        Estimated      Estimated
                                                   Amortized     Unrealized      Unrealized        Market
                                                      Cost         Gains           Losses           Value
                                                --------------------------------------------------------------
U. S. Government corporations and agencies         $  42,013     $   646         $     (9)        $  42,650
Corporate securities                                  11,920         394             --              12,314
Mortgage-backed securities                            97,445         951              (19)           98,377
                                                --------------------------------------------------------------
                                                   $ 151,378     $ 1,991         $    (28)        $ 153,341
                                                ==============================================================



                                                                         December 31, 2001
                                                --------------------------------------------------------------
                                                                 Estimated        Estimated       Estimated
                                                   Amortized     Unrealized      Unrealized         Market
                                                     Cost          Gains           Losses           Value
                                                --------------------------------------------------------------
U. S. Government corporations and agencies         $  58,972     $ 1,145         $   (397)        $  59,720
Corporate securities                                  56,768         904             (193)           57,479
Mortgage-backed securities                            11,434         166              (41)           11,559
                                                --------------------------------------------------------------
                                                   $ 127,174     $ 2,215         $   (631)        $ 128,758
                                                ==============================================================


NOTE 3.     LOANS

The composition of net loans is as follows at June 30, 2002 and December 31, 2001:


(In Thousands)                                                      June 30,      December 31,
                                                                      2002           2001
                                                                 ---------------------------
Real estate:
   Construction and land development and other land loans        $  38,852         $  32,778
   Farmland                                                          2,936             2,943
   One to four family residential                                   81,939            74,917
   Multifamily residential                                           2,434             3,521
   Nonfarm, nonresidential                                          65,460            62,660
Agriculture                                                          1,356             2,454
Commercial and industrial                                           12,935            14,948
Consumer                                                            14,163            14,421
Other                                                                2,169             2,225
                                                                 ---------------------------
                                                                   222,244           210,867
Less: Allowance for loan losses                                     (3,015)           (2,819)
         Unearned discount                                              (5)               (5)
                                                                 ---------------------------
Loans, net                                                       $ 219,224         $ 208,043
                                                                 ===========================

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

Activity in the allowance for loan losses for the six months ended June 30, 2002 and 2001 is as follows:



(In Thousands)
                                    2002            2001
                                    ----            ----
Balance, beginning                $ 2,819         $ 2,453

Charge-offs:
    Commercial                         (2)            (62)
    Loans to individuals              (51)            (52)
    Credit Cards                      (26)            (18)
    Other loans                       (13)           --
                                  -------         -------
Total                                 (92)           (132)
                                  -------         -------
Recoveries:
    1-4 Family Real Estate              7            --
    Loans to individuals               18              11
    Credit Cards                        1               4
    Other loans                         2            --
                                  -------         -------
Total                                  28              15
                                  -------         -------
Net charge-offs                       (64)           (117)
Provision for loan losses             260             240
                                  -------         -------
Balance, ending                   $ 3,015         $ 2,576
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

Following is information about the computation of the earnings per share data for the three months and six months ended June 30, 2002 and 2001 respectively (after adjusting for 10% stock dividends in 2002 and 2001):


 (In Thousands, Except Per Share Data)                                             Common           Per-Share
                                                              Net Earnings         Shares            Amounts
                                                           --------------------------------------------------------
Three Months Ended June 30, 2002:
   Basic earnings per share, income available to
      common stockholders                                      $   1,391             1,951          $    0.71
                                                                                                ===================




      Effect of dilutive securities, options                        --                  46
                                                           -------------------------------------
   Diluted earnings per share                                  $   1,391             1,997          $    0.70
                                                           ========================================================
                                                                                   Common           Per-Share
                                                              Net Earnings         Shares            Amounts
                                                           --------------------------------------------------------
Three Months Ended June 30, 2001:
   Basic earnings per share, income available to
      common stockholders                                      $     627             1,943          $    0.32
                                                                                                ===================
      Effect of dilutive securities, options                        --                  38
                                                           -------------------------------------
   Diluted earnings per share                                  $     627             1,981          $    0.32
                                                           ========================================================
                                                                                   Common           Per-Share
                                                              Net Earnings         Shares            Amounts
                                                           --------------------------------------------------------
Six Months Ended June 30, 2002:
   Basic earnings per share, income available to
      common stockholders                                      $   2,845             1,951          $    1.46
                                                                                                ===================
      Effect of dilutive securities, options                        --                  48
                                                           -------------------------------------
   Diluted earnings per share                                  $   2,845             1,999          $    1.42
                                                           ========================================================
                                                                                   Common           Per-Share
                                                              Net Earnings         Shares            Amounts
                                                           --------------------------------------------------------
Six Months Ended June 30, 2001:
   Basic earnings per share, income available to
      common stockholders                                      $   1,372             1,942          $    0.71
                                                                                                ===================
      Effect of dilutive securities, options                        --                  38
                                                           -------------------------------------
   Diluted earnings per share                                  $   1,372             1,980          $    0.69
                                                           ========================================================

NOTE 6.     OTHER BORROWINGS

Other borrowings consist of the following at June 30, 2002 and December 31, 2001.


(In Thousands)                                                                       June 30,      December 31,
                                                                                      2002            2001
                                                                                     ------------------------
Advance under term loan with Colonial Bank, principal and interest payable
    quarterly at an adjustable rate, 3.25% at June 30, 2002                          $   510         $   570
Advances under line of credit with Federal Home Loan Bank:
    Advance, interest payable monthly at a fixed rate of 6.44%, with equal semiannual principal payments of $142
      through September 2004                                                             714             857
    Convertible advance due March 2008, interest payable quarterly at a fixed
      rate of 5.51%                                                                    2,000           2,000
    Convertible advance due January 2011, interest payable quarterly
      at a fixed rate of 4.41%                                                        10,000          10,000
    Convertible advance due May 2011, interest payable quarterly
      at a fixed rate of 3.95%                                                        15,000          15,000
Overnight repurchase agreements payable                                               20,897          13,156
                                                                                     -----------------------
                                                                                     $49,121         $41,583
                                                                                     =======================



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

FINANCIAL CONDITION
-------------------

Total Assets
------------

         Indian River's total assets were $419.4 million at June 30, 2002, a 7.77% increase from $389.1 million at December 31, 2001. The increase in the Company's asset base was due to continued deposit growth. During the second quarter, Indian River experienced steady levels of deposit growth and Indian River anticipates that deposit growth for the remainder of 2002 will continue at more modest levels.

Investments
-----------

         As noted, Indian River experienced continued deposit growth during the first six months of 2002 while loan growth was much more moderate. This situation resulted in a $24.7 million or 19.8% increase in the investment portfolio. The increase in the investment portfolio occurred during the first quarter of 2002 as total investments fell $973 thousand in the second quarter, due mostly to principal repayments on mortgage backed securities. In investing the Bank's excess liquidity, Indian River also undertook to restructure portfolio composition to reduce both credit and interest rate risk. Accordingly, the Company's exposure to corporate securities was reduced to $12.3 million at June 30, 2002 from $59.7 million at December 31, 2001. Additionally, the Company's holdings of U.S. Government agency securities were reduced by $17 million to $42.7 million during the six months ended June 30, 2002. The Bank's portfolio of mortgage-backed securities increased to $98.4 million at June 30, 2002 from $11.6 million at December 31, 2001.

         This restructuring was done to shorten the duration of the portfolio in a declining rate environment to reduce interest rate risk and portfolio price volatility as well as to reduce the Company's credit exposure. The Bank reduced credit risk by significantly reducing the corporate bond portfolio. The reduction in U.S Government agency securities was primarily in eliminating structured notes and similar more price volatile holdings. Proceeds from these sales along with additional liquidity were reinvested in mortgage-backed instruments, both PAC CMO's ("Planned Amortization Class - Collateralized Mortgage Obligations) and in adjustable rate mortgage securities. The PAC CMO investments were selected to provide anticipated consistent cash flows over shorter periods of time than the securities that were sold. As a result of the restructuring process, the weighted average life of the Bank's investment portfolio declined from 8.08 years at December 31, 2001 to 4.93 years at June 30, 2002. The shorter duration should provide greater portfolio market value stability and significantly reduced interest rate risk in a rising rate environment while providing a superior yield over alternative short-term money market investments in a flat rate or declining rate environment.

         The Bank does not anticipate continued significant portfolio turnover in the latter part of 2002, but does expect that future investment security purchases during this period will continue to be of shorter maturities to further reduce overall portfolio duration.

Loans Receivable
----------------

         Loans were $219.2 million at June 30, 2002, an increase of $11.2 million, or 5.4%, from December 31, 2001. The most significant increase was in the category of construction and land development ($6.1 million or 18.53%). This increase is largely due the increased demand for new home construction loans brought about by the low interest rate environment. These loans have been made to individuals for the construction of 1-4 family residences, as well as to businesses for the construction of commercial property. The rate environment also helped fuel a $7.0 million, or 9.37%, increase in one-to-four family residential loans during the first six months of 2002. The bank expects construction and one to four family loan growth to continue through the end of 2002, due to strong housing markets locally. The other loan category in which Indian River experienced increases includes commercial and industrial real estate ($2.8 million, or 4.47%). There were also several loan categories that experienced small decreases, those being in farmland ($7 thousand, or 0.23%), multi family residential ($1.1 million, or 30.87%), agriculture ($1.1 million, or 44.75%), commercial loans ($2.0 million, or 13.47%), consumer loans ($257 thousand, or 1.78%), and other loans ($57 thousand, or 2.55%).

Deposits
--------

         Indian River's deposits increased $19.5 million, or 6.11%, from $318.8 million at December 31, 2001 to $338.3 million at June 30, 2002, including an increase of $1.5 million in the quarter ended June 30, 2002. Increases occurred in demand deposits ($2.6 million, or 5.38%), NOW and money market accounts ($8.5 million, or 21.07%) and savings deposits ($5.7 million, or 5.28%). The increase in NOW and money market account balances can be primarily attributed to a new lock box service, which has brought in over $7 million in NOW account in the last six months. Also, by gradually lowering the premium rate paid on the new savings account special from the opening of the Rockledge Branch in 2001, and the offering of time deposit specials in the second quarter of 2002, Indian River has been able to maintain some of the deposits.

         The Company's time deposits outstanding increased $2.6 million or 2.15% during the first six months of 2002. The increase can be attributed to time deposit specials at competitive rates that have been offered during the second quarter of 2002. These specials have resulted in the movement of some funds from savings accounts to time deposits. In the second quarter of 2002, savings accounts decreased by $9.2 million, or 7.48%, and time deposits increased by $7.0 million, or 6.03%.

Stockholders' Equity
--------------------

         Total stockholders' equity increased by $3.1 million, or 11.28%, during the first six months of 2002. Net income of $2.8 million was complemented by a $239 thousand increase in accumulated other comprehensive income. Accumulated other comprehensive income for Indian River consists of the net unrealized gain or loss on investments available for sale.

Results of Operations
---------------------

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income
----------

         For the first six months of 2002, Indian River recorded net income of $2.8 million. This was $1.4 million, or 107.32%, more than the $1.4 million in net income recorded for the first six months of 2001. Basic earnings per share increased $0.75 during the six months ended June 30, 2002, to $1.46, as compared to $0.71 per share during the comparable period of 2001 (as adjusted to reflect the 10% stock dividend in 2002 and 2001). Diluted earnings per share increased from $0.69 to $1.42 during the first six months of 2002, as compared to the same period in 2001. The aggregate change in net income for the six months ended June 30 2002 was affected by the presence of non-recurring income from the sale of securities during 2002 and one-time noninterest expenses during 2001, as discussed further below.

         Net interest income increased $1.6 million, or 25.75%, for the first six months of 2002 compared to the same period in 2001. This increase in net interest income was complemented by an increase in other income of $779 thousand, or 41.50%, and a decrease in other expenses of $10 thousand, or 0.16%. This was offset by an increase in the provision for loan losses of $20 thousand, or 8.33%, and an increase in taxes on income of $911 thousand, or 113.44%.

Net Interest Income
-------------------

         Net interest income increased to $7.9 million for the first six months of 2002 from $6.3 million for the same period in 2001. The $1.6 million, or 25.75%, increase in net interest income was mainly the result of a $1.6 million, or 24.91% decrease in deposit expense. Yields on Indian River's interest-earning assets decreased by 127 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 172 basis points. This resulted in an increase in the interest rate spread to 3.57% for the first six months of 2002 from 3.12% for the first six months of 2001. Net interest margin also increased to 4.06% from 3.84%. The ratio of average interest-earning assets to average interest-bearing liabilities for the first six months of 2002 was 1.19% as compared to 1.18% for the same period in 2001.

         Total interest income for the first six months of 2002 was $12.8 million, consistent with the interest income for the same period in 2001. Although the average yields on assets decreased 127 basis points, the interest income remained consistent due to a $62.8 million increase in average interest-earning assets. The decline in yields on earning assets for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is primarily the result of the action of the Federal Reserve in decreasing market interest rates in 2001, resulting in the adjustment of interest rates on the Bank's variable rate loans, which comprise over half of the loan portfolio, as well as new loans being offered at these lower market rates.

         Indian River's average loans increased $14.9 million, or 7.23%, and the related yield decreased to 7.63% for the first six months of 2002 from 8.63% in 2001. During the same period, average investment securities increased $38.5 million, or 32.32%, and the related yield decreased to 5.52% from 6.63%. Yields on investment securities were impacted more dramatically due to the increase in the total portfolio from the second quarter of 2001. Additionally, the sale and call of investment securities during the first six months of 2002 resulted in the reinvestment of the proceeds in lower yielding securities. Indian River's average federal funds sold increased by $9.4 million, and the related yield decreased to 1.66% for the first six months of 2002 from 4.18% in 2001. The decrease in yields on earning assets was offset by the decrease in average rates on deposits and other borrowings.

         Total interest expense for the first six months of 2002 was $4.9 million, a decrease of 24.91% from $6.6 million for the same period in 2001. The decrease in total expense can be attributed to the decrease in the related rates on deposits and other borrowings, which offset the $50.1 million, or 17.96%, increases in the average balances outstanding of interest-bearing liabilities for the first six months of 2002 compared to the same period in 2001. The related rate decreased to 3.02% for the first six months of 2002 from 4.74% in 2001. The average time deposit rate paid decreased from 6.03% for the first six months of 2001 to 3.90% for the first six months of 2002. This is the result of prior time deposit specials at a higher rate that did not mature until 2002; those that renewed did so at the current lower market rate.

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

                                                                      Six Months Ended June 30,
                                                             2002                                    2001
                                         --------------------------------------------------------------------------------
(In Thousands)
                                             Average                   Average        Average                    Average
Assets:                                      Balance       Interest     Yield         Balance       Interest      Yield
                                           ------------   ----------  ----------    -----------    ----------  ----------
Investments (1)                            $ 157,770       $ 4,317      5.52%       $ 119,235       $ 3,920      6.63%
Federal funds sold                            12,718           105      1.66%           3,364            70      4.18%
Loans  receivable  (2) less loans in
process                                      221,517         8,386      7.63%         206,584         8,836      8.63%
                                           ---------       -------    ------        ---------       -------    ------
     Total interest earning assets           392,005        12,808      6.59%         329,183        12,826      7.86%
                                                           -------    ------                        -------    ------
Noninterest-earning assets                    17,593                                   16,867
                                           ---------                                ---------
          Total                            $ 409,598                                $ 346,050
                                           =========                                =========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts             $  46,474       $   232      1.01%       $  29,824       $   170      1.15%
      Savings accounts                       117,628         1,605      2.75%          67,879         1,142      3.39%
      Certificates of deposit                119,811         2,319      3.90%         142,760         4,269      6.03%
      Other                                   44,867           767      3.45%          38,249           975      5.14%
                                           ---------       -------    ------        ---------       -------    ------
      Total interest-bearing
      liabilities                            328,780         4,923      3.02%         278,712         6,556      4.74%
                                                           -------    ------                        -------    ------
Noninterest-bearing
    liabilities                               51,797                                   42,848
Stockholders' equity                          29,021                                   24,490
                                           ---------                                ---------
           Total                           $ 409,598                                $ 346,050
                                           =========                                =========

Net interest income and net yield
     on interest-earning assets                            $ 7,885      4.06%                       $  6,270      3.84%
                                                           =======    ======                        ========    ======


(1) Includes investment securities and Federal Reserve Bank, Federal Home Loan Bank, and IBB stock. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.
(2) Includes loans for which the accrual of interest has been suspended.

Other Income
------------

         Other income increased by $779 thousand, or 41.50%, for the first six months of 2002 compared to the same period of 2001. This was a result of an increase in service charges and fees of $48 thousand and the increase in gains on security sales of $694 thousand. The large increase in gain on sale of securities is due primarily to the sale of $45.2 million of corporate investment securities, mainly during the first quarter of 2002. During the first six months of 2002, the Bank has elected to decrease the percentage of corporate bonds outstanding to less than 10% of the total investment portfolio, electing to purchase mortgage backed securities and CMO's.

Other Expenses
--------------

         Indian River's other expenses decreased $10 thousand for the first six months of 2002 compared to the same period in 2001. The decrease was primarily the result of a $55 thousand decrease in salaries and benefits, and a $15 thousand decrease in office expenses and insurance. Salaries and benefits decreased in 2002 as compared to 2001 for a few reasons. The resignation of William A. High as President, Chief Executive Officer, and Director in 2001, resulted in a one time pre-tax charge of $567,000 or $357,000 after taxes, in respect of payments in satisfaction of all amounts which may have been owing under Mr. High's employment agreement and the termination of options held my Mr. High. This one time expense offset the $500 thousand increase in salaries and benefits in 2002 due to the addition of employees for the new Rockledge Branch, which opened in April 2001, and the hiring of additional staff to support the growth of Indian River. Data processing expense increased by $42 thousand for the six months ended June 30, 2002 as compared to the same period 2001. This was primarily due to increases in ATM transaction processing fees and increases in software service contracts and service bureau expenses. There was also an $18 thousand increase in occupancy and equipment expense for the first six months of 2002 compared to the same period in 2001.

         The Company expects to recognize $250 thousand in compensation expense during the remainder of 2002 to reflect the expense related to the potential cashless exercise of outstanding options under certain of its option plans.

Provision for Loan Losses
-------------------------

         Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level as determined by management. At June 30, 2002, total nonperforming loans were $177 thousand, or 0.08% of total loans, compared to $290 thousand, or 0.13% of total loans at December 31, 2001.

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

         Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due/problem loans and
(3) all other passing grade loans. For specific allocation loans, the Bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. As of June 30, 2002, Indian River had three loans with specific allocations in the aggregate amount of $309 thousand. Problem loans are identified by the Asset Liability Committee and are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 days are graded special mention, loans past due 60-89 days are graded substandard and loans past due 90 days or more are graded doubtful. As of June 30, 2002, 10.25% of the allowance for loan losses reflected specific loan allocations and past due/problem loans. All other loans are graded pass and are categorized into six loan groups and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Due to Indian River's low loss history, the historical experience factors have been adjusted to reflect peer group historical loss factors and current economic conditions. The factors currently are: 0.30 percent for 1 to 4 family real estate loans, 0.77% for commercial real estate loans, 1.00% for commercial, non-real estate loans, 1.00% for farmland and farmer loans, 0.85% for consumer, non-revolving loans, and 3.00% for other revolving loans.

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


(In Thousands)                                    June 30, 2002            December 31, 2001
                                           ----------------------------------------------------
                                               Amount          %          Amount          %
                                           ----------------------------------------------------
Commercial, Agricultural                       $   402         7.3%       $   524        18.6%
Real estate construction                           375        16.7            154         5.4
Real estate mortgage                             1,870        68.6          1,775        63.0
Consumer, other                                    368         7.4            366        13.0
                                               -------                    -------
Total Allowance for loan losses                $ 3,015       100.0%       $ 2,819       100.0%
                                               =======                    =======

         See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

         Non-Performing Assets. Indian River Bank's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $177 thousand at June 30, 2002 compared to $290 thousand at December 31, 2001. The percentage of non-performing assets to total assets decreased to 0.04% at June 30, 2002 from 0.08% at December 31, 2001.

         Non-performing assets at June 30, 2002 consisted of non-accrual loans in the amount of $144 thousand and loans past due over 90 days of $33 thousand.

         Indian River did not have any other real estate owned as of June 30, 2002 or December 31, 2001. Generally, Indian River would evaluate the fair value of each OREO property annually. These evaluations may be appraisals or other market studies.

         Indian River places credit card loans on non-accrual status when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days delinquent or when determined uncollectable by management. The following table allocates the non-performing loans by loan type.


(In Thousands)
                                                     June 30, 2002        December 31, 2001
                                              ---------------------------------------------------
Nonaccrual Loans                                 Amount           %        Amount         %
-------------------------------------------------------------------------------------------------
    Real estate                                  $  120         83.3%      $  120        90.2%
    Installment                                      24         16.7           13         9.8

Accrual Loans - past due 90 days or more
                                                     June 30, 2002        December 31, 2001
-------------------------------------------------------------------------------------------------
                                                 Amount           %        Amount         %
                                           ------------------------------------------------------
    Real estate                                  $   33          100%      $  125        79.6%
    Installment                                    --             --           32        20.4


         For the six months ended June 30, 2002, $7 thousand in gross interest income would have been recorded if the $144 thousand of nonaccrual loans had been accruing interest throughout this period.

         At June 30, 2002, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubt as to the ability of the borrowers to comply with the present loan repayment terms.

Taxes on Income
---------------

         Indian River's tax expense was $1.7 million, or 37.6% of income before taxes, for the first six months of 2002 and $803 thousand, or 36.9% of income before taxes, for the same period in 2001.



FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income
----------

         For the second quarter of 2002, Indian River recorded net income of $1.4 million. This was $764 thousand, or 121.65%, more than the $627 thousand in net income recorded for the second quarter of 2001. Basic earnings per share increased $0.39 during the three months ended June 30, 2002, to $0.71, as compared to the $0.32 per share during the comparable period of 2001 (as adjusted to reflect the 10% stock dividend in 2002 and 2001). Diluted earnings per share increased from $0.32 to $0.70 during the second quarter of 2002, as compared to the same period in 2001.

         Net interest income increased $976 thousand, or 30.52%, for the second quarter of 2002 compared to the same period in 2001. This increase in net interest income was complemented or offset by an increase in other income of $23 thousand, or 2.07%, an increase in the provision for loan losses of $10 thousand, or 8.33%, a decrease in other expenses of $261 thousand, or 8.19%, and an increase in taxes on income of $486 thousand, or 139.15%.

Net Interest Income
-------------------

         Net interest income increased to $4.2 million for the second quarter of 2002 from $3.2 million for the same period in 2001. The $70 thousand, or 1.08%, increase in interest income was complemented by a $906 thousand, or 27.98% decrease in interest expense. Yields on Indian River's interest-earning assets decreased by 117 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 176 basis points. This resulted in an increase in the interest rate spread to 3.70% for the second quarter of 2002 from 3.11% for the second quarter of 2001. Net interest margin increased to 4.17% from 3.81%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 1.20% for the second quarter of 2002 compared to 1.18% for the second quarter of 2001.

         Total interest income for the second quarter of 2002 was $6.5 million, a 1.08% increase from $6.4 million during the same period in 2001. The principal factor in the increase of interest income was the $65.3 million increase in average interest-earning assets. Indian River's average loans increased $16.6 million, or 7.90%, and the related yield decreased to 7.45% for the second quarter of 2002 from 8.55% in 2001. During the same period, average investment securities increased $48.1 million, or 40.05%, and the related yield decreased to 5.40% from 6.31%.

         Total interest expense for the second quarter of 2002 was $2.3 million, a decrease of 27.98% from $3.2 million for the same period in 2001. The decrease in total expense can be attributed to a decrease in the rate paid to 2.80% for the second quarter of 2002 from 4.56% in the second quarter of 2001. This was offset by an increase in the average interest-bearing liabilities of $48.8 million, or 17.11% during this period. The decrease in interest rates on savings accounts in the second quarter of 2002 was due primarily to the lowering of premium rates on new accounts that were originally offered with the opening of the Rockledge Branch beginning in the second quarter of 2001. The bank has elected to gradually reduce the premium rate paid on the new savings account special, thus has been able to maintain most of these deposits. The rate paid on time deposits has also decreased by 224 basis points, to 3.58% in the second quarter of 2002, compared to the second quarter of 2001. This is the result of over $49.5 million in time deposits maturing and repricing in the second quarter of 2002. Many of these time deposits were prior specials at a higher rate; those that renewed did so at the current lower market rate.

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

                                                                  Three Months Ended June 30,
                                                        2002                                         2001
                                      -------------------------------------------------------------------------------------
(In Thousands)
                                       Average                      Average        Average                    Average
Assets:                                Balance       Interest        Yield         Balance     Interest        Yield
                                      ----------    ----------    -----------    ------------  ----------   -----------
Investments (1)                        $ 168,043    $   2,263       5.40%        $ 119,988     $   1,888      6.31%
Federal funds sold                         6,653           28       1.67%            6,053            61      4.04%
Loans  receivable(2)  less  loans in
process                                  227,059        4,215       7.45%          210,432         4,487      8.55%
                                       ---------    ---------      -----         ---------     ---------      -----
     Total interest earning assets       401,755        6,506       6.50%          336,473         6,436      7.67%
                                                    ---------      -----                       ---------      -----
Noninterest-earning assets                15,662                                    17,418
                                       ---------                                 ---------
          Total                        $ 417,417                                 $ 353,891
                                       =========                                 =========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts         $  48,903    $     114       0.94%        $  30,346     $      91      1.20%
      Savings accounts                   118,629          748       2.53%           69,538           565      3.26%
      Certificates of deposit            121,692        1,086       3.58%          142,439         2,067      5.82%
      Other                               44,745          385       3.45%           42,841           516      4.83%
                                       ---------    ---------      -----         ---------     ---------     -----
          Total interest-bearing
           Liabilities                   333,969        2,333       2.80%          285,164         3,239      4.56%
                                                    ---------      -----                       ---------     -----
Noninterest-bearing
   Liabilities                            53,406                                    43,782
Stockholders' equity                      30,042                                    24,945
                                       ---------                                 ---------
           Total                       $ 417,417                                 $ 353,891
                                       =========                                 =========

Net interest income and net yield
     on interest-earning assets                     $   4,173       4.17%                     $    3,197      3.81%
                                                    =========      =====                      ==========     =====

--------------------
(1) Includes investment securities and Federal Reserve Bank, Federal Home Loan Bank, and IBB stock. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.
(2) Includes loans for which the accrual of interest has been suspended.


Other Income
------------

         Other income increased by $23 thousand, or 2.07%, for the second quarter of 2002 compared to the same period of 2001. This increase was due to increases in gains on sale of securities of $25 thousand and other income of $48 thousand. These increases were offset by a decrease in gain on sale of loans of $51 thousand.

Other Expenses
--------------

         Indian River's other expenses decreased $261 thousand for the second quarter of 2002 compared to the same period in 2001. This decrease was primarily the result of a $237 thousand decrease in salaries and benefits, and a $25 thousand decrease in office and insurance expense. Salaries and benefits decreased in the second quarter of 2002 as compared to the same period in 2001 primarily due to the resignation of William A. High as President, Chief Executive Officer, and Director in 2001. In the second quarter of 2001 the Company took a one time pre-tax charge of $567,000 or $357,000 after taxes, in respect of payments in satisfaction of all amounts which may have been owing under Mr. High's employment agreement and the termination of options held by Mr. High. This decrease was partially offset by the addition of staff to support the growth of the Bank.

Taxes on Income
---------------

         Indian River's tax expense was $835 thousand for the second quarter of 2002 and $349 thousand for the same period in 2001. This increase was entirely due to the increase in income before taxes.

Liquidity
---------

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds and securities available for sale of $159.0 million at June 30, 2002, reflected an increase of $20.2 million from December 31, 2001, or 14.67%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At June 30, 2002, Indian River Bank had available credit of $15.0 million under lines of credit at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has a $54.5 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance on this line decreased to $27.7 million as of June 30, 2002, from $27.9 at December 31, 2001 and decreased from $33.0 million at June 30, 2001. This line has been utilized by the Bank as a funding source at a lower cost, by locking in borrowings at lower rates. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

CAPITAL RESOURCES
-----------------

         In the first six months of 2002, total stockholders' equity increased $3.1 million, or 11.28%, as a result of earnings and an increase in accumulated other comprehensive income. Earnings contributed $2.8 million to stockholders' equity this six month period. Accumulated other comprehensive gains increased stockholders' equity by $239 thousand during this six month period.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2002, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 12.69%, a Tier 1 risk-based capital ratio of 11.51%, and a leverage ratio of 7.09%. As of June 30, 2002, Indian River Bank also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act, having total and tier 1 risk based capital ratios of 12.64% and 11.46%, and a leverage ratio of 7.06%. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

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

         The following table presents Indian River's exposure over the subsequent twelve month periods to immediate, hypothetical changes in interest rates at the dates indicated:


                                 June 30, 2002                                 June 30, 2001
                  --------------------------------------------- ---------------------------------------------
   Change in                                      Percentage                                    Percentage
   Interest        Percentage                      Change in      Percentage                     Change in
     Rates          Change in      Percentage    Market Value     Change in      Percentage    Market Value
    (Basis        Net Interest     Change in     of Portfolio    Net Interest     Change in    of Portfolio
     Points)         income        Net Income       Equity          income       Net Income       Equity
----------------- -------------- --------------- -------------- --------------- -------------- --------------
     +200            -4.82%           -6.43%        -13.34%          -5.73%          -7.56%       -15.79%
     +100            -1.62%           -2.54%         -6.41%          -2.84%          -3.79%        -7.79%
       0              0.00%            0.00%          0.00%           0.00%           0.00%         0.00%
     -100            -2.97%           -1.54%         -1.04%          -0.31%          +1.42%        +0.67%
     -200            -5.98%           -3.40%         -5.99%          -0.43%          +2.70%        -2.54%


         As the table indicates, the Bank is susceptible to lower earnings in both a declining and a rising rate environment. The reason for this situation is because of the concept of negative convexity. This exists because the Bank has heavy exposure to residential mortgage loans in the loan portfolio and mortgage-backed securities in the investment portfolio combined with a negative GAP position. If rates decline, mortgage prepayments (both from portfolio loans and those associated with mortgage-backed securities) will increase. The Bank will have higher rate loans and investments paying off and will have to reinvest these funds at lower prevailing market rates. The negative GAP will help in this scenario somewhat since interest expenses will decline, but not enough to totally mitigate the reinvestment issues. If rates increase, the opposite will happen. Prepayments will slow down and interest expenses will increase.

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

                  None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On April 24, 2002, the annual meeting of shareholders of the Company was held for the purposes of (1) electing four (4) directors to serve until the annual meeting of shareholders to be held in 2005, and until their successors are duly elected and qualified and (2) ratifying the appointment of McGladrey & Pullen, LLP as the Company's independent auditors. The name of each director elected at the meeting and the votes cast are set forth below.


------------------------------------------------------------------------------------------------------------------------
Name                           For                    Against               Abstentions            Broker Non-Votes
------------------------------------------------------------------------------------------------------------------------
Paul A. Beindorf               1,405,317               8,292                   --                     --
------------------------------------------------------------------------------------------------------------------------
Robert A. Grice                1,413,125                 484                   --                     --
------------------------------------------------------------------------------------------------------------------------
John L. Minton                 1,400,298               1,311                   --                     --
------------------------------------------------------------------------------------------------------------------------
John David Smith               1,413,367                 242                   --                     --
------------------------------------------------------------------------------------------------------------------------

         Following the meeting, the persons elected at the meeting, together with the following persons, constituted the entire Board of Directors: Griffin
A. Greene, William C. Graves, IV, William B. Marine, William B. Marine, Keith H. Morgan, Jr., Daniel R. Richey, Mary M. Rogers.

         The vote on the ratification of McGladrey & Pullen, LLP as the Company's independent auditors was as follows:

For:                          1,405,018
Against                           7,470
Abstain                           1,121
Broker NonVotes                       -

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3(a)          Articles of Incorporation of Indian River, as amended (1)
         3(b)          Bylaws of Indian River (1)
         10(b)         Indian River 1995 Stock Option Plan (3)
         10(c)         Indian River 1999 Stock Option Plan (4)
         11            Statement of Computation of Per Share Earnings
                                Please refer to Note 5 to the Condensed
                                Consolidated Financial Statements
         21            Subsidiaries of the Registrant
         99(a)         Certification of Paul A. Beindorf
         99(b)         Certification of Phillip L. Tasker
--------------------------
(1) Incorporated by reference to exhibit of same number to Indian River's registration statement on Form SB-2 (No. 333-36688)

(2) Incorporated by reference to exhibit 10(b) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(3) Incorporated by reference to exhibit 10(c) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(4) Incorporated by reference to exhibit 10(d) to Indian River's registration statement on Form SB-2 (No. 333-36688)

         (b)      Reports on Form 8-K

         On April 8, 2002, Indian River filed a report on Form 8-K, under Item 5 thereof, reporting earnings for the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INDIAN RIVER BANKING COMPANY
                                 (Registrant)



August 12, 2002                  By:  /s/ Paul A. Beindorf
                                     ----------------------------------------
                                 Paul A. Beindorf, President and Chief Executive
                                 Officer



August 12, 2002                  By:  /s/ Phillip Tasker
                                     ----------------------------------------
                                 Phillip Tasker, Chief Financial Officer