Form 10-Q
period 2002-09-30
INDIAN RIVER BANKING COMPANY
filed 2002-11-13
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                        Commission File Number 000-32643

                          Indian River Banking Company
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                          59-2931518
   -------------------------------                         ------------------
   (State of other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

           958 20th Place, Vero Beach, Florida                   32960
         ---------------------------------------               ----------
         (Address of principal executive offices)              (Zip Code)

                                  772.569.9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        /X/  Yes           / /  No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of November 4, 2002, the registrant had 1,958,560 shares of Common Stock outstanding.

Item 1 - Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS                                                 September 30, 2002      December 31, 2001
------------------------------------------------------------------------------------------------
                                                          (Unaudited)

Cash and due from banks                                      $ 15,528                $ 13,334
Federal funds sold                                              7,381                  10,033
Securities available for sale                                 154,121                 128,758
Securities held to maturity                                    13,687                  13,562
Other securities                                                1,899                   1,899
Loans held for sale                                             3,469                   5,795
Loans, net                                                    224,033                 208,043
Bank premises and equipment, net                                4,072                   4,052
Accrued interest receivable                                     2,214                   2,783
Other assets                                                      709                     886
                                                             --------------------------------
              TOTAL ASSETS                                   $427,113                $389,145
                                                             ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits                       $ 51,337                $ 49,062
   Interest-bearing deposits:
      NOW and money market                                     47,376                  40,390
      Savings                                                 108,767                 108,628
      Time deposits                                           126,590                 120,726
                                                             --------------------------------
               TOTAL DEPOSITS                                 334,070                 318,806
    Guaranteed preferred beneficial interests in Company's
    subordinated debentures                                     7,000                      --
    Other borrowings                                           51,407                  41,583
    Other liabilities                                           1,514                   1,052
                                                             --------------------------------
              TOTAL LIABILITIES                               393,991                 361,441
                                                             --------------------------------
 Stockholders' Equity

   Preferred stock                                                 --                      --
   Common stock                                                 1,954                   1,949
   Capital surplus                                             20,978                  20,878
   Retained earnings                                            8,113                   3,879
   Accumulated other comprehensive income                       2,077                     998
                                                             --------------------------------
              TOTAL STOCKHOLDERS' EQUITY                       33,122                  27,704
                                                             --------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $427,113                $389,145
                                                             ================================

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(In Thousands, Except Per Share Data)

                                                                     2002     2001
----------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                          $4,253   $4,437
   Investment securities and due from banks                          2,167    2,078
   Federal funds sold                                                   14      104
                                                                   ----------------
                                                                     6,434    6,619
                                                                   ----------------
Interest expense:
   Deposits                                                          1,738    2,729
   Other                                                               424      552
                                                                   ----------------
                                                                     2,162    3,281
                                                                   ----------------
              NET INTEREST INCOME                                    4,272    3,338
Provision for loan losses                                              180      180
                                                                   ----------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    4,092    3,158
                                                                   ----------------
Other income:
   Service charges and fees                                            448      418
   Gain on sale of securities                                           62      165
   Gain on sale of loans                                               347      174
   Other                                                               243      186
                                                                   ----------------
                                                                     1,100      943
                                                                   ----------------
 Other expense:
   Salaries and benefits                                             1,561    1,251
   Occupancy and equipment                                             408      386
   Data processing                                                     294      320
   Office expenses and insurance                                       694      574
                                                                   ----------------
                                                                     2,957    2,531
                                                                   ----------------
               INCOME BEFORE INCOME TAXES                            2,235    1,570
Provision for income taxes                                             838      560
                                                                   ----------------
              NET INCOME                                            $1,397   $1,010
                                                                   ================
Basic earnings per share                                            $ 0.72   $ 0.52
                                                                   ================
Diluted earnings per share                                          $ 0.70   $ 0.51
                                                                   ================


See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(In Thousands, Except Per Share Data)

                                                                     2002       2001
-------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                          $12,639   $13,274
   Investment securities and due from banks                           6,484     5,998
   Federal funds sold                                                   119       173
                                                                    -----------------
                                                                     19,242    19,445
                                                                    -----------------
Interest expense:
   Deposits                                                           5,894     8,310
   Other                                                              1,191     1,527
                                                                    -----------------
                                                                      7,085     9,837
                                                                    -----------------
              NET INTEREST INCOME                                    12,157     9,608
Provision for loan losses                                               440       420
                                                                    -----------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    11,717     9,188
                                                                    -----------------
Other income:
   Service charges and fees                                           1,273     1,195
   Gain on sale of securities                                           813       222
   Gain on sale of loans                                              1,034       863
   Other                                                                638       542
                                                                    -----------------
                                                                      3,758     2,822
                                                                    -----------------
 Other expense:
   Salaries and benefits                                              4,404     4,149
   Occupancy and equipment                                            1,174     1,134
   Data processing                                                      970       954
   Office expenses and insurance                                      2,133     2,028
                                                                    -----------------
                                                                      8,681     8,265
                                                                    -----------------
              INCOME BEFORE INCOME TAXES                              6,794     3,745
Provision for income taxes                                            2,552     1,363
                                                                    -----------------
              NET INCOME                                            $ 4,242   $ 2,382
                                                                    =================
Basic earnings per share                                            $  2.18   $  1.22
                                                                    =================
Diluted earnings per share                                          $  2.13   $  1.20
                                                                    =================

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(In Thousands)

                                                                                          2002            2001
                                                                                       --------------------------
Net income                                                                             $ 1,397          $  1,010
Other comprehensive income, net of tax:
    Unrealized gain on investments available-for-sale arising during the period,
    net of taxes of $516 and $550 in 2002 and 2001, respectively                           879               932
    Less  reclassification  adjustment for net gains included in net income,
    net of taxes of $23 and $61 in 2002 and 2001, respectively                             (39)             (104)
                                                                                       =========================
Comprehensive income                                                                   $ 2,237          $  1,838
                                                                                       =========================

See Notes to Condensed Consolidated Financial Statements.


INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(In Thousands)

                                                                                          2002            2001
                                                                                       -------------------------
Net income                                                                            $  4,242          $  2,382
Other comprehensive income, net of tax:
    Unrealized gain on investments available-for-sale arising during the period, net of taxes of $935 and $1,062 in 2002 and 2001, respectively

                                                                                         1,591             1,808
    Less  reclassification  adjustment for net gains included in net income,
    net of taxes of $301 and $82 in 2002 and 2001, respectively                           (512)             (140)
                                                                                       =========================
Comprehensive income                                                                  $  5,321          $  4,050
                                                                                       =========================

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(In Thousands)

                                                                                                       Accumulated
                                                Common Stock                                              Other          Total
                                       -------------------------------   Capital        Retained      Comprehensive   Stockholders'
                                           Shares          Amount        Surplus        Earnings         Income          Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2001                    1,604       $  1,604       $ 14,195        $  7,136       $    265       $ 23,200
     10% stock dividend, applied
     retroactively                            160            160          2,177          (2,337)            --             --
                                        ------------------------------------------------------------------------------------------
 Balance, January 1, 2001, as adjusted      1,764          1,764         16,372           4,799            265         23,200
     Fractional shares                         --             --             --              (3)            --             (3)
     Shares issued                              3              3             33              --             --             36
     Net income                                --             --             --           2,382             --          2,382
     Other comprehensive income,
        unrealized gain on
        securities, net of tax                 --             --             --              --          1,668          1,668
                                        ------------------------------------------------------------------------------------------
Balance, September 30, 2001                 1,767       $  1,767       $ 16,405        $  7,178       $  1,933       $ 27,283
                                        ==========================================================================================
Balance, January 1, 2002                    1,772       $  1,772       $ 16,456        $  8,478       $    998       $ 27,704
     10% stock dividend, applied
     retroactively                            177            177          4,422          (4,599)            --             --
                                        ------------------------------------------------------------------------------------------

Balance, January 1, 2002, as adjusted       1,949          1.949         20,878           3,879            998         27,704
     Fractional shares                         --             --             --              (8)            --             (8)
     Shares issued                              5              5            100              --             --            105
     Net income                                --             --             --           4,242             --          4,242
     Other comprehensive income,
        unrealized gain on
        securities, net of tax                 --             --             --              --          1,079          1,079
                                        ------------------------------------------------------------------------------------------
Balance, September 30, 2002                 1,954       $  1,954       $ 20,978        $  8,113       $  2,077       $ 33,122
                                        ==========================================================================================

See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

(In Thousands)

                                                                       2002         2001
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                        $  4,242    $  2,382
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Gain on sale of securities                                         (813)       (222)
      Depreciation and amortization                                       637         538
      Provision for loan losses                                           440         420
      Decrease (increase) in loans held for sale                        2,326        (789)
      Decrease (increase) in other assets                                 323        (416)
      Increase in other liabilities                                       462       1,047
                                                                      -------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                 7,617       2,960
                                                                      -------------------

Cash Flows From Investing Activities
   Cash flows from securities, net                                    (23,151)     (4,233)
   Loan originations and principal collections on loans, net          (16,430)    (16,241)
   Purchases of premises and equipment                                   (469)       (817)
                                                                      -------------------
              NET CASH USED BY INVESTING ACTIVITIES                   (40,050)    (21,291)
                                                                      -------------------

Cash Flows From Financing Activities
   Net increase in deposits                                            15,264      20,417
   Increase in other borrowings, net                                    9,824      16,305
   Cash paid for fractional shares                                         (8)         (3)
    Proceeds from issuance of common stock                                105          36
     Proceeds from issuance of trust preferred securities               6,790          --
                                                                      -------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                31,975      36,755
                                                                      -------------------
              NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS       (458)     18,424
Cash and cash equivalents:
   Beginning                                                           23,367      10,830
                                                                     --------------------
   Ending                                                            $ 22,909    $ 29,254
                                                                     ====================

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Indian River Banking Company (the "Company"), which are unaudited, except for the condensed consolidated balance sheet at December 31, 2001, which is derived from the audited consolidated balance sheet at that date, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2001.

The accompanying condensed consolidated financial statements include the accounts of Indian River Banking Company and its wholly-owned subsidiaries, Indian River National Bank, a federally-chartered independent community bank, Indian River Title Company, LLC, IRNB Insurance Services, LLC, and Indian River Capital Trust I, collectively referred to as the "Bank". All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents per the condensed consolidated statements of cash flows includes cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold.

NOTE 2.     INVESTMENT SECURITIES

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of September 30, 2002 and December 31, 2001 are summarized as follows.

(In Thousands)                                               September 30, 2002
                                           ------------------------------------------------
                                                      Estimated     Estimated    Estimated
                                          Amortized   Unrealized    Unrealized     Market
                                             Cost       Gains         Losses       Value
                                          -------------------------------------------------
U.S. Government corporations and agencies   $  3,366   $     --    $    (19)   $  3,347
Mortgage-backed securities                     5,028         --         (16)      5,012
State, county and municipal securities         5,293        304          --       5,597
                                          ---------------------------------------------
                                            $ 13,687   $    304    $    (35)   $ 13,956
                                          =============================================


                                                        December 31, 2001
                                          -----------------------------------------------
                                                      Estimated   Estimated    Estimated
                                          Amortized   Unrealized  Unrealized     Market
                                             Cost       Gains       Losses       Value
                                          -----------------------------------------------
U.S. Government corporations and agencies   $  3,232   $     --    $    (12)   $  3,220
Mortgage-backed securities                     5,037         38          --       5,075
State, county and municipal securities         5,293         38        (121)      5,210
                                          ----------------------------------------------
                                            $ 13,562   $     76    $   (133)   $ 13,505
                                          =============================================

                                       8

Securities available for sale: The amortized cost and fair values of securities available for sale as of September 30, 2002 and December 31, 2001 are summarized as follows:

(In Thousands)                                                           September 30, 2002
                                                ---------------------------------------------------------------------
                                                                         Estimated        Estimated         Estimated
                                                         Amortized       Unrealized       Unrealized          Market
                                                           Cost             Gains           Losses            Value
                                                ---------------------------------------------------------------------
U. S. Government corporations and agencies               $ 29,010        $  1,241            $   -         $  30,251
Corporate securities                                       10,484             460               (8)           10,936
Mortgage-backed securities                                111,330           1,685              (81)          112,934
                                                ---------------------------------------------------------------------
                                                         $150,824        $  3,386            $ (89)        $ 154,121
                                                =====================================================================

                                                                         December 31, 2001
                                                ---------------------------------------------------------------------
                                                                         Estimated       Estimated         Estimated
                                                        Amortized        Unrealized      Unrealized          Market
                                                           Cost            Gains           Losses            Value
                                                ---------------------------------------------------------------------
U. S. Government corporations and agencies               $  58,972      $   1,145      $     (397)        $   59,720
Corporate securities                                        56,768            904            (193)            57,479
Mortgage-backed securities                                  11,434            166             (41)            11,559
                                                ---------------------------------------------------------------------
                                                         $ 127,174      $   2,215      $     (631)        $  128,758
                                                =====================================================================


NOTE 3.     LOANS

The composition of net loans is as follows at September 30, 2002 and December 31, 2001:

(In Thousands)                                                                       September 30,       December 31,
                                                                                         2002                2001
                                                                             ---------------------------------------
Real estate:
   Construction, land development and other land loans                                $  40,226            $ 32,778
   Farmland                                                                               2,992               2,943
   One to four family residential                                                        84,652              74,917
   Multifamily residential                                                                2,414               3,521
   Nonfarm, nonresidential                                                               66,465              62,660
Agriculture                                                                               1,875               2,454
Commercial and industrial                                                                13,161              14,948
Consumer                                                                                 13,298              14,421
Other                                                                                     2,105               2,225
                                                                             ---------------------------------------
                                                                                        227,188             210,867
Less: Allowance for loan losses                                                          (3,151)             (2,819)
      Unearned discount                                                                      (4)                 (5)
                                                                             ---------------------------------------
Loans, net                                                                            $ 224,033            $208,043
                                                                             =======================================

NOTE 4.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 is as follows:

(In Thousands)
                                                              2002                       2001
Balance, beginning                                         $    2,819                $    2,453
                                                       ----------------         ---------------
Charge-offs:
    Construction, land development                                  -                        (4)
    Commercial and industrial                                      (2)                      (62)
    Loans to individuals                                          (71)                      (86)
    Credit Cards                                                  (36)                      (30)
    Other loans                                                   (32)                        -
                                                       ----------------         ---------------
Total                                                            (141)                     (182)
                                                       ----------------         ---------------
Recoveries:
    1-4 Family Real Estate                                          6                         -
    Commercial and industrial                                       1                         -
    Loans to individuals                                           20                         -
    Credit Cards                                                    2                         5
    Other loans                                                     4                        14
                                                       ----------------         ---------------
Total                                                              33                        19
                                                       ----------------         ---------------
Net charge-offs                                                  (110)                     (163)
Provision for loan losses                                         440                       420
                                                       ----------------         ---------------
Balance, ending                                            $    3,151                $    2,710
                                                       ================         ===============

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

Following is information about the computation of the earnings per share data for the three months and nine months ended September 30, 2002 and 2001 respectively (after adjusting for 10% stock dividends in 2002 and 2001):


 (In Thousands, Except Per Share Data)                                       Common           Per-Share
                                                          Net Earnings       Shares            Amounts
                                                          ------------------------------------------------
Three Months Ended September 30, 2002:
   Basic earnings per share, income available to
      common stockholders                                 $    1,397             1,952         $     0.72
                                                                                       ===================
      Effect of dilutive securities, options                                        47
                                                          -----------------------------

   Diluted earnings per share                             $    1,397             1,999         $     0.70
                                                          ================================================


                                                                              Common           Per-Share
                                                          Net Earnings         Shares            Amounts
                                                          ------------------------------------------------
Three Months Ended September 30, 2001:
   Basic earnings per share, income available to
      common stockholders                                 $    1,010             1,944         $     0.52
                                                                                       ===================
       Effect of dilutive securities, options                                       35
                                                          -----------------------------

   Diluted earnings per share                             $    1,010             1,979         $     0.51
                                                          ================================================

                                                                                Common           Per-Share
                                                           Net Earnings         Shares            Amounts
                                                          ------------------------------------------------
Nine months Ended September 30, 2002:
   Basic earnings per share, income available to
      common stockholders                                 $    4,242             1,951         $     2.18
                                                                                       ===================
      Effect of dilutive securities, options                                        47
                                                          -----------------------------

   Diluted earnings per share                             $    4,242             1,998         $     2.13
                                                          ================================================

                                                                                Common           Per-Share
                                                          Net Earnings           Shares            Amounts
                                                          ------------------------------------------------
Nine months Ended September 30, 2001:
   Basic earnings per share, income available to
      common stockholders                                 $    2,382             1,943         $     1.22
                                                                                       ===================
      Effect of dilutive securities, options                                        44
                                                          -----------------------------

   Diluted earnings per share                             $    2,382             1,987         $     1.20
                                                          ================================================

                                       11

NOTE 6.     OTHER BORROWINGS

Other borrowings consist of the following at September 30, 2002 and December 31, 2001:

(In Thousands)                                                            September 30,       December 31,
                                                                               2002               2001
                                                                          -------------------------------
Advance under line of credit with Colonial Bank, interest
   payable quarterly at an adjustable rate, 4.75% at September 30, 2002.      $   635             $  570
Advances under line of credit with Federal Home Loan Bank:
   Advance, interest payable monthly at a fixed rate of 6.44%, with equal semiannual principal payments of $142
      through September 2004                                                      572                857
   Convertible advance due March 2008, interest payable quarterly
      at a fixed rate of 5.51%.                                                 2,000              2,000
   Convertible advance due January 2011, interest payable quarterly
      at a fixed rate of 4.41%.                                                10,000             10,000
   Convertible advance due May 2011, interest payable quarterly
      at a fixed rate of 3.95%.                                                15,000             15,000
Overnight repurchase agreements payable                                        18,400             13,156
Overnight advance, interest payable monthly at a rate that adjusts daily        4,800                  -
                                                                          -------------------------------
                                                                             $ 51,407            $41,583
                                                                          ===============================



NOTE 7.     STOCK DIVIDEND

Stockholders' equity accounts have been retroactively adjusted in the accompanying balance sheet as of December 31, 2001 to reflect a 10% stock dividend declared January 24, 2002.

NOTE 8.     TRUST PREFERRED SECURITIES

On September 30, 2002, a wholly-owned statutory business trust established by the Company issued $7 million in guaranteed preferred beneficial interests in the trust ("trust-preferred securities"). The sole assets of the statutory business trust are a series of subordinated debentures of the Company in the amount of $7 million and related payments. The Company has fully and unconditionally guaranteed the statutory business trust's obligations under the trust-preferred securities, to the extent set forth in the guarantee agreement.

The subordinated debentures are unsecured and subordinate to all senior debt (as defined) of the Company. The subordinated debentures bear interest at a variable rate of 3 month LIBOR plus 3.45%, 5.34% for the quarterly period ended September 30, 2002, and mature on November 7, 2032. They are redeemable in whole or in part on or after November 7, 2007. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their maturity or earlier redemption.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


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

FINANCIAL CONDITION
-------------------

Total Assets
------------

         Indian River's total assets were $427.1 million at September 30, 2002, a 9.76% increase from $389.1 million at December 31, 2001. The increase in the Company's asset base was due to deposit growth and an increase in other borrowings. During the third quarter, Indian River experienced a slight decline in deposits levels offset by an increase in other borrowings. Indian River anticipates that deposits for the remainder of 2002 will remain stable.

Investments
-----------

         Indian River experienced deposit and other borrowing growth during the first nine months of 2002 while loan growth was much more moderate. This situation resulted in a $25.5 million or 17.67% increase in the investment portfolio. In investing the Bank's excess liquidity, Indian River also undertook to restructure portfolio composition to reduce both credit and interest rate risk. The portfolio restructuring was accomplished primarily in the first quarter of 2002. Accordingly, the Company's exposure to corporate securities was reduced to $10.9 million at September 30, 2002 from $57.5 million at December 31, 2001. Additionally, the Company's holdings of U.S. Government agency securities were reduced by $29.4 million to $33.6 million during the nine months ended September 30, 2002. The Bank's portfolio of mortgage-backed securities increased to $117.9 million at September 30, 2002 from $16.6 million at December 31, 2001.

         This restructuring was done to shorten the duration of the portfolio in a declining rate environment to reduce interest rate risk and portfolio price volatility as well as to reduce the Company's credit exposure. The Bank reduced credit risk by significantly reducing the corporate bond portfolio. The reduction in U.S Government agency securities was primarily in eliminating structured notes and similar more price volatile holdings. Proceeds from these sales along with additional liquidity were reinvested in mortgage-backed instruments, both PAC CMO's (Planned Amortization Class - Collateralized Mortgage Obligations) and in adjustable rate mortgage securities. The PAC CMO investments were selected to provide anticipated consistent cash flows over shorter periods of time than the securities that were sold. As a result of the restructuring process, the weighted average life of the Bank's investment portfolio declined from 8.08 years at December 31, 2001 to 3.33 years at September 30, 2002. The shorter duration should provide greater portfolio market value stability and significantly reduced interest rate risk in a rising rate environment while providing a superior yield over alternative short-term money market investments in a flat rate or declining rate environment.

         The Bank does not anticipate continued significant portfolio turnover during the remainder of 2002, but does expect that future investment security purchases during this period will continue to be of shorter maturities to further reduce overall portfolio duration.

Loans Receivable
----------------

         Loans were $224.0 million at September 30, 2002, an increase of $16.0 million, or 7.69%, from December 31, 2001, including an increase of $4.8 million from June 30, 2002. The most significant increase since December 31, 2001 was in the category of construction, land development, and other land loans ($7.4 million or 22.72%). This increase is largely due to the increased demand for new home construction loans brought about by the low interest rate environment. These loans have been made to individuals for the construction of 1-4 family residences, as well as to businesses for the construction of commercial property. The rate environment also helped fuel a $9.7 million, or 12.99%, increase in one-to-four family residential loans during the first nine months of 2002. The bank expects construction and one to four family loan growth to continue through the end of 2002, due to strong housing markets locally. The other loan categories in which Indian River experienced increases include commercial and industrial real estate ($3.8 million, or 6.07%) and farmland loans ($49 thousand, or 1.65%). There were also several loan categories that experienced decreases, those being in multi family residential ($1.1 million, or 31.45%), agriculture ($579 thousand, or 23.59%), commercial loans ($1.8 million, or 11.95%), consumer loans ($1.1 million, or 7.78%), and other loans ($120 thousand, or 5.42%).

Deposits
--------

         Indian River's deposits increased $15.3 million, or 4.79%, from $318.8 million at December 31, 2001 to $334.1 million at September 30, 2002, including a decrease of $4.2 million in the quarter ended September 30, 2002. Increases occurred in demand deposits ($2.3 million, or 4.64%), NOW and money market accounts ($7.0 million, or 17.30%) and savings deposits ($139 thousand, or 0.13%). The increase in NOW and money market account balances can be primarily attributed to a new lock box service, which has brought in over $7 million in NOW account deposits in the last nine months. Also, by gradually lowering the premium rate paid on the new savings account special from the opening of the Rockledge Branch in 2001, Indian River has been able to maintain most of those deposits.

         The Company's time deposits outstanding increased $5.9 million or 4.86% during the first nine months of 2002. The increase can be attributed to time deposit specials at competitive rates that have been offered during the second and third quarters of 2002. These specials have resulted in the movement of some funds from savings accounts to time deposits. In the third quarter of 2002, savings accounts decreased by $5.6 million, or 4.89%, and time deposits increased by $3.3 million, or 2.65%.

Stockholders' Equity
--------------------

         Total stockholders' equity increased by $5.4 million, or 19.56%, during the first nine months of 2002. Net income of $4.2 million was complemented by a $1.1 million increase in accumulated other comprehensive income. Accumulated other comprehensive income for Indian River consists of the net unrealized gain or loss on investments available for sale.

Results of Operations
---------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Income
----------

         For the first nine months of 2002, Indian River recorded net income of $4.2 million. This was $1.9 million, or 78.07%, more than the $2.4 million in net income recorded for the first nine months of 2001. Basic earnings per share increased $0.96 during the nine months ended September 30, 2002, to $2.18, as compared to $1.22 per share during the comparable period of 2001 (as adjusted to reflect the 10% stock dividend in 2002 and 2001). Diluted earnings per share increased from $1.20 to $2.13 during the first nine months of 2002, as compared to the same period in 2001. The aggregate change in net income for the nine months ended September 30, 2002 was affected by the presence of non-recurring income from the sale of securities during 2002, the increase in net interest income in 2002, and one-time noninterest expenses during 2001, as discussed further below.

         Net interest income increased $2.5 million, or 26.52%, for the first nine months of 2002 compared to the same period in 2001. This increase in net interest income was complemented by an increase in other income of $936 thousand, or 33.19%. This was offset by an increase in the provision for loan losses of $20 thousand, or 4.76%, an increase in other expenses of $416 thousand, or 5.03%, and an increase in taxes on income of $1.2 million, or 87.24%.

Net Interest Income
-------------------

         Net interest income increased to $12.2 million for the first nine months of 2002 from $9.6 million for the same period in 2001. The $2.5 million, or 26.52%, increase in net interest income was mainly the result of a $2.8 million, or 27.97% decrease in deposit expense. Yields on Indian River's interest-earning assets decreased by 110 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 170 basis points. This resulted in an increase in the interest rate spread to 3.70% for the first nine months of 2002 from 3.10% for the first nine months of 2001. Net interest margin also increased to 4.14% from 3.78%. The ratio of average interest-earning assets to average interest-bearing liabilities for the first nine months of 2002 was 1.18%, consistent with the 1.18% for the first nine months of 2001.

         Total interest income for the first nine months of 2002 was $19.2 million compared to $19.4 million for the same period in 2001. The main factor in the $203 thousand, or 1.04%, decrease in interest income is due to the 110 basis point decrease in the average yields on interest-earning assets. This decrease more than offset the $52.5 million, or 15.47%, increase in average interest-earning assets. The decline in yields on earning assets for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is primarily the result of the action of the Federal Reserve in decreasing market interest rates in 2001, resulting in the adjustment of interest rates on the Bank's variable rate loans, which comprise over half of the loan portfolio, as well as new loans being offered at these lower market rates.

         Indian River's average loans increased $11.7 million, or 5.58%, and the related yield decreased to 7.65% for the first nine months of 2002 from 8.48% in 2001. During the same period, average investment securities increased $37.7 million, or 30.36%, and the related yield decreased to 5.36% from 6.46%. Yields on investment securities were impacted more dramatically due to the increase in the total portfolio from the third quarter of 2001. Additionally, the sale and call of investment securities during the first nine months of 2002 resulted in the reinvestment of the proceeds in lower yielding securities. Indian River's average federal funds sold increased by $3.2 million, and the related yield decreased to 1.66% for the first nine months of 2002 from 3.66% in 2001. The decrease in yields on earning assets was offset by the decrease in average rates on deposits and other borrowings.

         Total interest expense for the first nine months of 2002 was $7.1 million, a decrease of 27.97% from $9.8 million for the same period in 2001. The decrease in total expense can be attributed to the decrease in the related rates on deposits and other borrowings, which offset the $42.9 million, or 14.88%, increase in the average balances outstanding of interest-bearing liabilities for the first nine months of 2002 compared to the same period in 2001. The related rate decreased to 2.86% for the first nine months of 2002 from 4.56% in 2001. The average time deposit rate paid decreased from 5.81% for the first nine months of 2001 to 3.69% for the first nine months of 2002. This is the result of prior time deposit specials at a higher rate that did not mature until 2002; those that renewed did so at the current lower market rate.

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


                                                                   Nine months Ended September 30,
                                                             2002                                    2001
                                           -----------------------------------      -----------------------------------
(In Thousands)
                                             Average                   Average        Average                   Average
Assets:                                      Balance       Interest     Yield         Balance       Interest     Yield
                                           ---------     ---------------------      ----------    ---------------------
Investments (1)                            $ 161,754     $   6,484      5.36%       $ 124,078      $  5,998      6.46%
Federal funds sold                             9,543           119      1.66%           6,339           173      3.66%
Loans  receivable  (2) less loans in
process                                      220,840        12,639      7.65%         209,173        13,274      8.48%
                                           ---------        ----------------        ---------        ----------------
     Total interest-earning assets           392,137        19,242      6.56%         339,590        19,445      7.66%
                                                         ---------------------                      -----------------
Noninterest-earning assets                    21,154                                   16,568
                                           ---------                                ----------
          Total                            $ 413,291                                $ 356,158
                                           =========                                ==========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts             $  47,331     $     343      0.97%          30,542      $    269      1.18%
      Savings accounts                       115,530         2,179      2.52%          75,052         1,928      3.43%
      Certificates of deposit                122,259         3,372      3.69%         140,661         6,113      5.81%
      Other                                   46,295         1,191      3.44%          42,229         1,527      4.84%
                                           ---------     ---------------------      ----------      -------------------
      Total interest-bearing
      liabilities                            331,415         7,085      2.86%         288,484         9,837      4.56%
                                                         ---------------------                      -------------------
Noninterest-bearing
    Liabilities                               51,675                                   43,031
Stockholders' equity                          30,201                                   24,643
                                           ---------                                ----------
           Total                           $ 413,291                                $ 356,158
                                           =========                                =========

Net interest income and net yield
     on interest-earning assets                          $  12,157      4.14%                      $  9,608      3.78%
                                                         =====================                      ===================


(1) Includes investment securities and Federal Reserve Bank, Federal Home Loan Bank, and IBB stock. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.

(2) Includes loans for which the accrual of interest has been suspended.

Other Income
------------

         Other income increased by $936 thousand, or 33.19%, for the first nine months of 2002 compared to the same period of 2001. This was partly a result of an increase in service charges and fees of $78 thousand, or 6.54%, and the increase in gains on security sales of $591 thousand, or 266.62%. The large increase in gain on sale of securities is due primarily to the sale of $48.8 million of corporate investment securities, mainly during the first quarter of 2002. During the first nine months of 2002, the Bank has elected to decrease the percentage of corporate bonds outstanding to less than 10% of the total investment portfolio, electing to purchase mortgage backed securities and CMO's. There was also a $172 thousand, or 19.90%, increase in gain on sale of loans, which is a result of the increase in 1-4 family real estate loans originated and then sold in the secondary market. There was a $95 thousand, or 17.62%, increase in other income. This includes investment services income increase of $68 thousand and title fee income increase of $27 thousand.

Other Expenses
--------------

         Indian River's other expenses increased $416 thousand, or 5.03%, for the first nine months of 2002 compared to the same period in 2001. The increase was primarily the result of a $255 thousand, or 6.15%, increase in salaries and benefits. The resignation of William A. High as President, Chief Executive Officer, and Director in 2001, resulted in a one time pre-tax charge of $567,000 or $357,000 after taxes, in respect of payments in satisfaction of all amounts which may have been owing under Mr. High's employment agreement and the termination of options held my Mr. High. This one time expense in 2001 offset the $822 thousand increase in salaries and benefits in 2002 due to the addition of employees for the new Rockledge Branch, which opened in April 2001, and the hiring of additional staff to support the growth of Indian River. There was a $106 thousand, or 5.21%, increase in office expenses and insurance, primarily due to the increase in advertising and public relation expenses. There was a $16 thousand, or 1.68%, increase in data processing expense for the nine months ended September 30, 2002 as compared to the same period 2001. There was also a $39 thousand increase in occupancy and equipment expense for the first nine months of 2002 compared to the same period in 2001.

Provision for Loan Losses
-------------------------

         Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level as determined by management. At September 30, 2002, total nonperforming loans were $815 thousand, or 0.36% of total loans, compared to $290 thousand, or 0.13% of total loans at December 31, 2001.

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

         Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due/problem loans and
(3) all other passing grade loans. For specific allocation loans, the Bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. As of September 30, 2002, Indian River had two loans with specific allocations in the aggregate amount of $308 thousand, a decline of $1 thousand since June 30, 2002. Problem loans are identified by the Asset Liability Committee and are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 days are graded special mention, loans past due 60-89 days are graded substandard and loans past due 90 days or more are graded doubtful. As of September 30, 2002, 14.35% of the allowance for loan losses reflected specific loan allocations and past due/problem loans. All other loans are graded pass and are categorized into six loan groups (real estate loans are further sub-categorized) and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Due to Indian River's low loss history, the historical experience factors are based on FDIC quarterly banking profile report as of June 30, 2002 for all institutions. Indian River feels that these factors are a better indication of overall loan performance in the nation. The third quarter 2002 factors are: 0.14% for real estate loans, 1.60% for all non real estate commercial loans, 7.05% for credit card loans, 3.49% for consumer loans, 0.52% for non-real estate agricultural loans, and 0.25% for other revolving loans. In addition to historical experience factors, Indian River also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

         As a result of Indian River's low charge-offs and low non-performing loans to total loans outstanding, these two elements have caused little change in the allowance as a percentage of loans. The increase in the allowance for loan losses in dollar terms is attributable to increases in the level of total loans.

         The following table allocates the allowance for loan losses by loan category, along with the percent of actual loans per category as of September 30, 2002, verses prior quarters where the average loans per category to total average loans was used. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

(In Thousands)                           September 30, 2002            December 31, 2001
                                         -----------------------------------------------------
                                          Amount          %            Amount          %
                                         -----------------------------------------------------
Commercial, Agricultural                  $  503         6.6  %        $   524         8.3  %
Real estate construction                     410        17.7               154        15.5
Real estate mortgage                       1,472        68.9             1,775        68.3
Consumer, other                              669         6.8               366         7.9
Unallocated                                   97           -                 -           -
                                           ------                       -------
Total Allowance for loan losses           $3,151       100.0  %        $ 2,819       100.0  %
                                           ======                       =======

         See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

         Non-Performing Assets. Indian River Bank's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $815 thousand at September 30, 2002 compared to $290 thousand at December 31, 2001. The percentage of non-performing assets to total assets increased to 0.19% at September 30, 2002 from 0.08% at December 31, 2001.

         Non-performing assets at September 30, 2002 consisted of non-accrual loans in the amount of $705 thousand and loans past due over 90 days of $110 thousand.

         Indian River did not have any other real estate owned as of September 30, 2002 or December 31, 2001. Generally, Indian River would evaluate the fair value of each OREO property annually. These evaluations may be appraisals or other market studies.

         Indian River places credit card loans on non-accrual status when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days delinquent or when determined uncollectable by management. The following table allocates the non-performing loans by loan type.

(In Thousands)
                                                     September 30, 2002                    December 31, 2001
                                           --------------------------------------------------------------------------
Nonaccrual Loans                                        Amount            %                 Amount           %
---------------------------------------------------------------------------------------------------------------------
    Real estate mortgage                         $         705          100  %        $        120        90.2  %
    Installment                                              -            -                     13         9.8

Accrual Loans - past due 90 days or more
                                                     September 30, 2002                    December 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                                        Amount            %                 Amount           %
                                           --------------------------------------------------------------------------
    Real estate mortgage                         $          85         76.6  %        $        125        79.6  %
    Installment                                             25         23.4                     32        20.4

         For the nine months ended September 30, 2002, $25 thousand in gross interest income would have been recorded if the $705 thousand of nonaccrual loans had been accruing interest throughout this period.

         At September 30, 2002, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubt as to the ability of the borrowers to comply with the present loan repayment terms.

Taxes on Income
---------------

         Indian River's tax expense was $2.6 million, or 37.56% of income before taxes, for the first nine months of 2002 and $1.4 million, or 36.4% of income before taxes, for the same period in 2001.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Income
----------

         For the third quarter of 2002, Indian River recorded net income of $1.4 million. This was $387 thousand, or 38.32%, more than the $1.0 million in net income recorded for the third quarter of 2001. Basic earnings per share increased $0.20 during the three months ended September 30, 2002, to $0.72, as compared to the $0.52 per share during the comparable period of 2001 (as adjusted to reflect the 10% stock dividend in 2002 and 2001). Diluted earnings per share increased from $0.51 to $0.70 during the third quarter of 2002, as compared to the same period in 2001.

         Net interest income increased $934 thousand, or 27.98%, for the third quarter of 2002 compared to the same period in 2001. This increase in net interest income was complemented by an increase in other income of $157 thousand, or 16.65%. This increase was offset by a $426 thousand, or 16.83%, increase in other expenses, and an increase in taxes on income of $278 thousand, or 49.64%.

Net Interest Income
-------------------

         Net interest income increased to $4.2 million for the third quarter of 2002 from $3.3 million for the same period in 2001. The $185 thousand, or 2.79%, decrease in interest income was offset by a $1.1 million, or 34.11% decrease in interest expense. Yields on Indian River's interest-earning assets decreased by 91 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 168 basis points. This resulted in an increase in the interest rate spread to 3.85% for the third quarter of 2002 from 3.08% for the third quarter of 2001. Net interest margin increased to 4.25% from 3.69%. The ratio of average interest-earning assets to average interest-bearing liabilities for the third quarter of 2002 was 1.18%, compared to 1.17% for the third quarter of 2001.

         Total interest income for the third quarter of 2002 was $6.4 million, a 2.79% decrease from $6.6 million during the same period in 2001. The principal factor in the decrease of interest income was the decrease in average yields on interest-earning assets, which more than offset the $39.5 million increase in average earning assets. Indian River's average loans increased $12.4 million, or 5.79%, and the related yield decreased to 7.47% for the third quarter of 2002 from 8.25% in 2001. During the same period, average investment securities increased $36.0 million, or 26.93%, and the related yield decreased to 5.07% from 6.17%. Average federal funds sold decreased $8.9 million, or 72.95%, and the related yield decreased to 1.66% from 3.37% during the same period.

         Total interest expense for the third quarter of 2002 was $2.2 million, a decrease of 34.11% from $3.3 million for the same period in 2001. The decrease in total expense can be attributed to a decrease in the rate paid on total interest-bearing liabilities to 2.55% for the third quarter of 2002 from 4.23% in the third quarter of 2001. This was offset by an increase in the average interest-bearing liabilities of $28.9 million, or 9.39% during this period. The decrease in interest rates on savings accounts in the third quarter of 2002 was due primarily to the lowering of premium rates on new accounts that were originally offered with the opening of the Rockledge Branch beginning in the second quarter of 2001. The bank has elected to gradually reduce the premium rate paid on the new savings account special, thus has been able to maintain most of these deposits. The rate paid on time deposits has also decreased by 207 basis points, to 3.29% in the third quarter of 2002, compared to the third quarter of 2001. This is the result time deposits maturing and repricing since the third quarter of 2001.

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

                                                                   Three Months Ended September 30,
                                                            2002                                       2001
                                      -------------------------------------------------------------------------------------
(In Thousands)
                                           Average                    Average         Average                    Average
Assets:                                    Balance        Interest     Yield          Balance        Interest     Yield
                                         -------------    ---------- -----------    ------------     ---------- -----------
Investments (1)                          $    169,592      $  2,167       5.07%     $   133,609      $   2,078       6.17%
Federal funds sold                              3,297            14       1.66%          12,189            104       3.37%
Loans  receivable(2)  less  loans in
process                                       225,867         4,253       7.47%         213,506          4,437       8.25%
                                         -------------    ---------- -----------    ------------     ---------- -----------
     Total interest-earning assets            398,756         6,434       6.40%         359,304          6,619       7.31%
                                                          ---------- -----------                     ---------- -----------
Noninterest-earning assets                     21,800                                    18,277
                                         -------------                              ------------
          Total                          $    420,556                               $   377,581
                                         =============                              ============

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts           $     49,015      $    111       0.90%     $    31,955      $      99       1.22%
      Savings accounts                        111,403           574       2.04%          89,163            786       3.50%
      Certificates of deposit                 127,076         1,053       3.29%         136,533          1,844       5.36%
      Other                                    49,104           424       3.43%          50,060            552       4.40%
                                         -------------    ---------- -----------    ------------     ---------- -----------
          Total interest-bearing
           Liabilities

                                              336,598         2,162       2.55%         307,711          3,281       4.23%
                                                          ---------- -----------                     ---------- -----------
Noninterest-bearing
   Liabilities                                 51,436                                    43,543
Stockholders' equity                           32,522                                    26,327
                                         -------------                              ------------
           Total                         $    420,556                               $   377,581
                                         =============                              ============

Net interest income and net yield
     on interest-earning assets                            $  4,272       4.25%                      $   3,338       3.69%
                                                          ========== ===========                     ========== ===========


(1) Includes investment securities and Federal Reserve Bank, Federal Home Loan Bank, and IBB stock. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.

(2) Includes loans for which the accrual of interest has been suspended.

Other Income
------------

         Other income increased by $157 thousand, or 16.65%, for the third quarter of 2002 compared to the same period of 2001. This increase was due to increases in gains on sale of loans of $173 thousand, or 99.43%, and other income of $57 thousand, or 30.65%. Included in other income is a $41 thousand increase in investment services income. There was also an increase in service charges and fees of $30 thousand, or 7.18%. These increases were offset by a decrease in gain on sale of securities of $103 thousand, or 62.42%.

Other Expenses
--------------

         Indian River's other expenses increased $426 thousand for the third quarter of 2002 compared to the same period in 2001. Salary and benefit expenses increased $310 thousand, or 24.78% for the third quarter of 2002 compared to the same quarter in 2001. The full-time equivalent number of employees was 140 as of September 30, 2002 compared to 126 as of September 30, 2001. The increase was necessary to support the growth of Indian River. There was a $120 thousand, or 20.9%, increase in office expenses and insurance. This is due primarily to the increase in advertising and public relation expenses. There was a $22 thousand, or 5.70%, increase in occupancy and equipment expense. This is due to increases in depreciation expenses for hardware and software, as software upgrades and equipment for additional staff is necessary. These increases were offset by a decrease in data processing expense of $26 thousand, or 8.13%.

Taxes on Income
---------------

         Indian River's tax expense was $838 thousand for the third quarter of 2002 and $560 thousand for the same period in 2001. This increase was entirely due to the increase in income before taxes.

         Liquidity
         ---------

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds and securities available for sale of $161.5 million at September 30, 2002, reflected an increase of $22.7 million from December 31, 2001, or 16.37%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At September 30, 2002, Indian River Bank had available credit of $11.0 million under lines of credit at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has a $55.5 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance on this line decreased to $27.6 million as of September 30, 2002, from $27.9 at December 31, 2001. This line has been utilized by the Bank as a funding source at a lower cost, by locking in borrowings at lower rates. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

CAPITAL RESOURCES
-----------------

         In the first nine months of 2002, total stockholders' equity increased $5.4 million, or 19.56%, as a result of earnings and an increase in accumulated other comprehensive income. Earnings contributed $4.2 million to stockholders' equity this nine month period. Accumulated other comprehensive gains increased stockholders' equity by $1.1 million during this nine month period.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2002, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 16.07%, a Tier 1 risk-based capital ratio of 14.84%, and a leverage ratio of 9.12%. These ratios have increased in part due to the issuance of $7 million aggregate liquidation amount of trust preferred securities, which are included in Tier 1 capital. See Note 8 to the Unaudited Consolidated Financial Statements for additional information. As of September 30, 2002, Indian River Bank also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act, having total and tier 1 risk based capital ratios of 13.26% and 12.03%, and a leverage ratio of 7.41%. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

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

         The following table presents Indian River's exposure over the subsequent twelve month periods to immediate, hypothetical changes in interest rates at the dates indicated:

                               September 30, 2002                            September 30, 2001
                  --------------------------------------------- ---------------------------------------------
                                                  Percentage                                    Percentage
                   Percentage                      Change in      Percentage                     Change in
   Change in        Change in      Percentage    Market Value     Change in      Percentage     Market Value
 Interest Rates   Net Interest     Change in     of Portfolio    Net Interest    Change in      of Portfolio
 (Basis Points)      income        Net Income       Equity          income       Net Income        Equity
----------------- -------------- --------------- -------------- --------------- -------------- --------------
      +200           -4.83%         -10.13%         -18.60%         -4.59%         -3.93%         -11.15%
      +100           -2.42%          -5.06%         -7.68%          -1.92%         -1.82%          -4.36%
       0              0.00%           0.00%          0.00%           0.00%          0.00%           0.00%
      -100            2.42%           5.10%          3.06%           0.97%          2.00%          -0.46%
      -200            4.23%           8.86%          5.04%           1.72%          3.39%          -3.08%

       As the table indicates, the Bank is susceptible to lower earnings in a rising rate environment and will experience slightly higher earnings in a declining rate situation. The Bank has a negative GAP position which is reflected in the table. The Bank's position has improved, somewhat since the quarter ended June 30, 2002 when the Bank was susceptible to lower earnings in either a rising or a declining rate scenario (a condition known as negative convexity). The improvement is a result of two factors: (1) the Bank's cost of funds has declined to the point that in the hypothetical downward shifts contemplated in the table, much of the bank's deposits would not earn any interest which would further reduce the cost of funds and (2) the Bank's projected loan growth has increased to the point that increased interest income would exceed the effects of accelerated repayments of loans and investments that are inherent in significant downward shifts in market rates.

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

ITEM 4. CONTROLS AND PROCEDURES

         Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  At September 30, 2002, the Company's new wholly owned statutory business trust, Indian River Capital Trust I (the "Trust"), issued $7.0 million of floating rate preferred capital securities to a third party. The Trust invested the proceeds in an equivalent amount of junior subordinated debt securities of the Company bearing an interest rate equal to the coupon rate on the securities issued by the Trust. After the payment of placement fees, the Company received an aggregate of $6,790,000 from these transactions. The net proceeds received by the Company will be used for the general corporate purposes of the Company and the Bank, including supporting continued expansion activities through the establishment and/or acquisition of additional branch offices and possible corporate acquisitions. The subordinated debt securities, which are the sole assets of the Trust, are subordinate and junior in right of payment to all present and future senior debt (as defined in the indenture) and certain other financial obligations of the Company. The Company and the Trust issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         3(a)       Articles of Incorporation of Indian River, as amended (1)
         3(b)       Bylaws of Indian River (1)
         4(a)       Indenture, dated as of September 30,
                    2002 between Indian River Banking Company and Wells
                    Fargo Bank, National Association, as trustee (2)
         4(b)       Amended and Restated Declaration of Trust, dated as of
                    September 30, 2002 among Indian River Banking Company, Wells
                    Fargo Bank, National Association as Property Trustee, and
                    Paul A. Beindorf, Diana L. Walker and Phillip L. Tasker as
                    Administrative Trustees (2)
         4(c)       Guarantee Agreement dated as of September 30, 2002, between
                    Indian River Banking Company and Wells Fargo Bank, National
                    Association, as trustee (2)
         10(b)      Indian River 1995 Stock Option Plan (3)
         10(c)      Indian River 1999 Stock Option Plan (4)
         11         Statement of Computation of Per Share Earnings
                             Please refer to Note 5 to the Condensed
                    Consolidated Financial Statements
         21         Subsidiaries of the Registrant
         99(a)      Certification of Paul A. Beindorf
         99(b)      Certification of Phillip L. Tasker
--------------------------
(1) Incorporated by reference to exhibit of same number to Indian River's registration statement on Form SB-2 (No. 333-36688)
(2) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. Indian River agrees to provide a copy of these documents to the Commission upon request.

(3) Incorporated by reference to exhibit 10(c) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(4) Incorporated by reference to exhibit 10(d) to Indian River's registration statement on Form SB-2 (No. 333-36688)

         (b)      Reports on Form 8-K

         On October 18, 2002, Indian River filed a report on Form 8-K, under
Item 5 thereof, reporting earnings for the quarter ended September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INDIAN RIVER BANKING COMPANY
                                           (Registrant)



November 12, 2002                 By:  /s/ Paul A. Beindorf
                                      ----------------------------------------
                                      Paul A. Beindorf, President and
                                      Chief Executive Officer

November 12, 2002                 By:  /s/ Phillip Tasker
                                      ----------------------------------------
                                       Phillip Tasker, Chief Financial Officer

                                  CERTIFICATION

I, Paul A. Beindorf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Indian River Banking Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                  /s/ Paul A. Beindorf
                                         --------------------
                                         President and Chief Executive Officer

                                  CERTIFICATION

I, Phillip L. Tasker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Indian River Banking Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                      /s/ Phillip L. Tasker
                                             -----------------------------------
                                             Chief Financial Officer