Form 10-K
period 2002-12-31
INDIAN RIVER BANKING COMPANY
filed 2003-03-05
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

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

Indicate by check mark whether the registrant; (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer
Yes [ ]   No  [X]

The aggregate market value of the outstanding common stock held by nonaffiliates as of June 30, 2002 was approximately $41,124,916.

As of February 15, 2003, the number of outstanding shares of registrant's common stock, $1.00 par value, was 2,162,631.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated by reference into this Form 10-K:

     Portions of the registrant's definitive Proxy Statement for the Annual
            Meeting of Shareholders, to be held on April 30, 2003 are
                  incorporated by reference in part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Indian River Banking Company ("Indian River") was incorporated under the laws of the State of Florida in January 1989 to be the holding company for Indian River National Bank ("Indian River Bank"), and acquired all of the shares of Indian River Bank in April 1989. Indian River has four subsidiaries, Indian River Bank, a national banking association, Indian River Title Company, LLC, IRNB Insurance Services LLC, and Indian River Capital Trust I. Indian River Bank commenced operations in March 1985, and currently operates out of four branches in Indian River County and four branches in Brevard County. Indian River Bank seeks to provide a high level of personal service and a sophisticated menu of products to individuals and to small and medium sized businesses. While Indian River Bank offers a full range of services to a wide array of depositors and borrowers, it has chosen the small and medium sized businesses, professionals and individual retail customers as its primary target market. Indian River Bank believes that as financial institutions grow and are merged with or acquired by larger institutions with headquarters that are far away from the local customer base, the local business and individual is further removed from the point of decision making. Indian River Bank attempts to place the customer contact and the ultimate decision on products and credits as close together as possible.

         Indian River has elected to become a "financial holding company" under the Gramm Leach Bliley Act and the regulations promulgated under that act. As a financial holding company, Indian River is able to engage in activities which law, regulation or order determines are financial in nature, or which are incidental or complementary to those activities. Indian River has established IRNB Insurance Services, LLC to engage in insurance agency activities, particularly those related to fixed annuities and life agency activities. Currently, there are no definitive plans or agreements to engage in other activities which are financial in nature. We cannot be sure that we will engage in other financial activities, or that we will be successful or profitable in these activities.

         Indian River Bank expects to continue its expansion of operations by opening its eighth branch, its fourth in Brevard County. The new branch opened in February 2003. There can be no assurance that it will be profitably operated or that it will add to earnings.

LENDING ACTIVITIES

         Indian River Bank offers a full spectrum of lending services to its customers, including commercial loans, lines of credit, residential mortgages, home equity loans, personal loans, auto loans and financing arrangements for personal equipment and business equipment. Loan terms, including interest rates, loan to value ratios, and maturities, are tailored as much as possible to meet the needs of the borrower within regulatory requirements and bank policy. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk.

         The primary factors taken into consideration by Indian River Bank when considering loan requests are the cash flow and financial condition of the borrower, the value of the underlying collateral, if any, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower's place of business. The bank has implemented a comprehensive loan policy and procedures manual to provide its loan officers with term, collateral, loan-to-value and pricing guidelines. The policy manual and sound credit analysis, together with thorough review by the Bank Loan Committee, have resulted in a profitable loan portfolio, with minimal non-performing assets.

         Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

         At December 31, 2002, Indian River Bank's statutory lending limit to any single borrower was $5.3 million subject to certain exceptions provided under applicable law. As of December 31, 2002, Indian River Bank's credit exposure to its largest borrower was $4.1 million.

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

         As part of its internal loan review process, Indian River Bank's Loan Committee, comprised of loan officers and staff, reviews consumer loans two payments past due, commercial loans thirty days past due, loans on the Watch List, loans rated special mention, substandard, or doubtful, and other loans of concern at least quarterly. Loan reviews are reported to the Audit and Examining Committee with any adversely rated changes specifically mentioned. All other loans with their respective risk ratings are reported monthly to Indian River Bank's Board of Directors. The Examining (Audit) Committee coordinates periodic documentation and internal control reviews by outside vendors to complement loan reviews.

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

         The customer base of the brokerage department is made up of approximately 99% percent individuals, with the remainder consisting of investment clubs and other accounts. As of December 31, 2002, there were approximately 1,020 open brokerage accounts.

SOURCES OF FUNDS

         Deposits. Deposits obtained through bank offices have traditionally been the principal source of Indian River Bank's funds for use in lending and for other general business purposes. At December 31, 2002 total deposits in the bank amounted to $364.9 million. Certificates of deposit and savings deposits, representing 67.5% of the deposit base, are Indian River Bank's primary source of deposit funds.

         In order to better serve the needs of its customers, Indian River Bank offers several types of deposit accounts in addition to standard savings, checking, and NOW accounts. Special deposit accounts include Personal Checking and Small Business Checking. Personal Checking requires no minimum balance and has no monthly fee, per check charge, or activity limit, and checks are truncated. Small Business Checking allows a small business to have up to 300 items per month at no cost and then a $0.25 per item charge thereafter during the period. Indian River Bank also offers lockbox services payments processing for many businesses including homeowners associations.

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

         Borrowing. Indian River has established various borrowing arrangements in order to provide management with additional sources of liquidity and funding, thereby increasing flexibility. Indian River has total borrowings, consisting primarily of securities sold under agreements to repurchase and FHLB advances, of $57.3 million at December 31, 2002. In addition, Indian River has available credit of $25.7 million under federal funds lines of credit and in excess of $4.3 million available under its line with the Federal Home Loan Bank of Atlanta. Management believes that Indian River currently has adequate liquidity available to respond to anticipated liquidity demands.

COMMUNITY REINVESTMENT ACT

         Indian River Bank is committed to serving the banking needs of the communities it serves, including low and moderate income areas, and is a supporter of the Community Reinvestment Act. There are several ways in which Indian River Bank attempts to fulfill this commitment, including working with economic development agencies, undertaking special projects, and becoming involved with neighborhood outreach programs.

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

EMPLOYEES

         As of February 18, 2003, Indian River Bank had 150 full-time equivalent employees. Indian River Title Company LLC had 3 employees as of February 18, 2003. Indian River has no employees who are not also employees of Indian River Bank or Indian River Title Company LLC. Such employees are not represented by any collective bargaining unit, and we believe our employee relations are good. Indian River Bank maintains a benefit program which includes health and dental insurance, life and long-term disability insurance, and a 401(k) plan for substantially all full-time employees.

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

         Indian River leases the properties housing its remaining branches and the Operations Center. The Roseland branch, located at 13600 US 1, Unit 14, Sebastian, Florida, in a 2,600 square foot masonry building is leased under a six year lease which terminates in February 2007, and has a current annual rent of $37,835, subject to annual increase based on the consumer price index (the "CPI"). The Plantation branch, located at 6600 20th Street, Vero Beach, Florida, consists of 2,875 square feet in a masonry building and three drive through lanes. The property is occupied under a fifteen year lease, terminating in October 2007, at a current annual rent of $37,005, subject to annual increase based on the CPI, with a maximum increase of 5% annually. The Palm Bay branch, located at 5240 Babcock Street, NE, Palm Bay, Florida, consists of 5,000 square feet in a masonry building and three drive through lanes. The property is occupied under a three year lease, terminating in October 2003, at a current annual rent of $72,230, subject to annual increase based on the CPI, with a 5% maximum annual increase. Indian River has two three year renewal options. The Gateway Office, located at 1421 Gateway Drive, Melbourne, Florida, is a 2,500 square foot stand alone masonry building with three drive through lanes. The property is occupied under a ten year lease, terminating in 2009, at a current annual rent of $44,378, subject to annual increase based on the CPI with an 8% maximum annual increase. Indian River has two five year renewal options. The Rockledge branch, located at 3300 Murrell Road, Rockledge, Brevard County, Florida, is a 2,500 square foot stand alone masonry building with three drive through lanes. The property is occupied under a ten year lease terminating in 2011 at a current annual rental of $60,239, subject to annual increase based on the CPI with an 8% maximum annual increase. Indian River has two five year renewal options. The Operations Center, located at 3895 39th Square, Vero Beach, Indian River County, Florida, is occupied under a three year lease, terminating in November 2005. Indian River has three three-year renewal options. The Operations Center consists of approximately 10,300 square feet in a frame building. The current annual rental is $90,242, subject to annual increase based on the CPI, with a 2% minimum annual increase and a 5% maximum annual increase. The Sarno branch, Indian River's newest branch opening in the first quarter 2003, is located at 3000 Sarno Road, Melbourne, Brevard County, Florida. It is a 5,700 square foot stand alone wood frame and stucco building with three drive through lanes. The property is occupied under a fifteen year lease terminating in January 2018 at a current annual rental of $117,660, subject to annual increase based on the CPI. Indian River Title Company is located at 916 20th Place, Vero Beach, Indian River County, Florida. It is a 700 square foot stucco building. The property is occupied under a one year lease, with guaranteed three consecutive years of renewal. The current annual rent is $11,556, subject to an annual increase of 3%.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 2002, there were 1,966,378 shares of common stock outstanding, held of record by approximately 869 shareholders. On February 14, 2003, Indian River paid a 10% stock dividend to shareholders of record on January 31, 2003, increasing the number of outstanding shares of common stock to 2,162,631, after adjustment for the elimination of fractional shares.

         As of December 31, 2002, there were outstanding options to purchase 162,200 shares of common stock pursuant to Indian River's stock option plans, of which 130,901 were presently exercisable.

         There does not currently exist an organized public trading market for shares of Indian River common stock. Trading in the common stock has been sporadic and consists mainly of private trades conducted without brokers. The table below shows information relating to Indian River's share price history for the past two fiscal years and through January 2003. Prices have been adjusted to reflect the 10% stock dividends paid in February 2001, January 2002 and February 2003. High and low sales prices reflect trades known to Indian River, and do not necessarily reflect all trades which occurred. Since October 2001, when Indian River ceased acting as its own transfer agent, we are aware of only a small percentage of the prices at which transactions occur. There are other trades of which we are either not aware, or for which we are not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the common stock.


                        2003                  2002                   2001
               --------------------    -------------------     -----------------
Period Ended     HIGH        LOW        HIGH        LOW         HIGH      LOW
               ---------   --------    --------   --------     -------  --------
March 31        $36.37     $36.37      $27.27     $23.64       $22.50   $21.27
June 30                                $27.27     $24.55       $22.09   $21.27
September 30                           $29.09     $27.27       $22.09   $20.45
December 31                            $29.09     $27.27       $22.09   $21.68

         Dividends. Holders of the common stock are entitled to receive dividends as and when declared by the Board of Directors. Indian River has paid stock dividends for each of the last twelve years and currently intends to continue the payment of such dividends. Indian River has not paid cash dividends during such period, electing to retain earnings to support growth, and currently expects that it will continue to retain earnings to support growth. Future dividends will depend primarily upon Indian River Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to Indian River and Indian River Bank. There can be no assurance, however, that Indian River and Indian River Bank will continue to have earnings at a level sufficient to support the payment of dividends or that either entity will in the future elect to pay dividends. As Indian River Bank is the primary source of funds for payment of dividends by Indian River, the inability of Indian River Bank to pay dividends could adversely affect the ability of Indian River to pay dividends.

         Regulations of the OCC place a limit on the amount of dividends Indian River Bank may pay without prior approval. Prior approval of the OCC is required to pay dividends which exceed Indian River Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At December 31, 2002, the amount available for the payment of dividends by Indian River Bank without prior approval was approximately $9 million. The Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

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

         Recent Sales of Unregistered Securities. During 2001, Indian River issued 346 shares of common stock (as adjusted for the 10% stock dividend in February 2003) which were not registered under the Securities Act of 1933 to 36 non-officer employees of Indian River as awards under a stock grant program. The stock grant program awards one share of common stock for each year of service to employees upon their anniversary date, commencing with their fifth anniversary. No cash consideration or other property was received for the awards, which if considered sales, are exempt under Section 4(2) of the Securities Act.

         At September 30, 2002, the Indian River's new wholly owned statutory business trust, Indian River Capital Trust I (the "Trust"), issued $7.0 million of floating rate preferred capital securities to a third party. The Trust invested the proceeds in an equivalent amount of junior subordinated debt securities of Indian River bearing an interest rate equal to the coupon rate on the securities issued by the Trust. After the payment of placement fees, Indian River received an aggregate of $6,790,000 from these transactions. The net proceeds received by Indian River will be used for the general corporate purposes of Indian River and Indian River Bank, including supporting continued expansion activities through the establishment and/or acquisition of additional branch offices and possible corporate acquisitions. The subordinated debt securities, which are the sole assets of the Trust, are subordinate and junior in right of payment to all present and future senior debt (as defined in the indenture) and certain other financial obligations of Indian River. Indian River and the Trust issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table shows selected historical consolidated financial data for Indian River. You should read it in connection with the Company's audited consolidated financial statements for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.


                                                                    Year Ended December 31,
                                                  --------------------------------------------------------------------
                                                     2002        2001         2000         1999            1998
                                                  -----------  ----------  -----------  ------------    --------------
                                                                    (Dollars in Thousands)

RESULTS OF OPERATIONS:
Total interest income                             $   25,509  $   26,041   $   24,008    $   17,946     $   15,341
Total interest expense                                 9,213      12,716       12,523         8,025          7,135
Net interest income                                   16,296      13,325       11,485         9,921          8,206
Provision for loan losses                                620         600          660           590            375
Net interest income after provision for loan
losses                                                15,676      12,725       10,825         9,331          7,831
Other income                                           5,009       3,932        2,552         2,455          2,217
Other expenses                                        11,831      10,864        9,318         8,641          6,740
Income before income taxes                             8,854       5,793        4,059         3,145          3,308
Income tax expense                                     3,323       2,111        1,428         1,143          1,209
Net income                                             5,531       3,682        2,631         2,003          2,099

EARNINGS PER SHARE:
Basic earnings per common share(1)                $     2.57  $     1.72   $     1.37    $     1.08     $     1.13
Diluted earnings per common share(1)                    2.51        1.69         1.34          1.07           1.13

PERIOD-ENDING BALANCES:
Total loans, including loans held for sale        $  246,033  $  216,662   $  200,052    $  168,550     $  144,364
Total assets                                         458,197     389,145      337,075       271,236        223,116
Total deposits                                       364,893     318,806      284,545       238,846        200,397
Stockholders' equity                                  34,849      27,704       23,200        13,591         13,784
Stockholders' equity per share(1)                      16.22       12.96        12.12          7.33           7.43
Average weighted shares outstanding
     Basic(1)                                      2,148,300   2,137,370    1,914,829     1,855,283      1,854,897
     Diluted(1)                                    2,200,651   2,178,384    1,958,339     1,865,769      1,860,102

ASSET QUALITY RATIOS:
Allowance for loan losses to loans                      1.40%       1.30%        1.24%         1.13%          1.05%
Nonperforming loans to loans                            0.32%       0.13%        0.07%         0.06%          0.28%
Allowance for loan losses to nonperforming
loans                                                 441.00%     972.26%     1916.56%      1796.23%        594.60%
Nonperforming assets to loans and other real estate     0.32%       0.14%        0.07%         0.06%          0.28%
Net loan charge-offs to average loans                   0.08%       0.11%        0.06%         0.13%          0.15%

CAPITAL RATIOS:
Tier I risk-based capital ratio                        14.98%       9.60%       10.60%         8.40%          9.40%
Total risk-based capital ratio                         16.21%      10.70%       11.70%         9.50%         10.50%
Leverage ratio                                          9.09%       7.00%        7.10%         5.90%          6.20%

SELECTED RATIOS:
Return on average total assets                          1.31%       1.02%        0.85%         0.84%          1.05%
Yield on average earning assets                         6.41%       7.40%        8.20%         8.03%          8.31%
Return on average stockholders' equity(2)              17.76%      14.57%       16.02%        14.34%         16.42%
Average stockholders' equity to average total assets    7.39%       6.96%        5.32%         5.89%          6.41%

(1) Per share data and average weighted shares have been adjusted to reflect 10% stock dividends paid in each year through 2003, and to reflect the two for one stock split in the form of a dividend paid in March 2000.

(2) Represents the return on average stockholders' equity including, in average stockholders' equity, unrealized gains and losses on securities available for sale of $2.3 million, $1.0 million, ($1.6 million), ($319 thousand), and $582 thousand in 2002, 2001, 2000, 1999, and 1998. If the return on average stockholders' equity were calculated without including these unrealized gains and losses, then it would be 18.47%, 15.18%, 14.61%, 13.98%, and 17.20% for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


         Indian River is a financial holding company for Indian River Bank and is headquartered in Vero Beach, Florida. Indian River Bank is a growing community bank serving individuals and small to medium sized businesses with special focus on real estate related lending and the professional community. Indian River Bank operates four branches in Indian River County and four branches in Brevard County. Indian River Bank offers deposit accounts and associated services to businesses and individuals and makes loans and invests in qualified securities. In addition, Indian River Bank's income includes fees on deposit accounts and loans.

         Forward-looking statements. This management's discussion and analysis and other portions of this report contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of words such as "may," "will," "anticipates," believes," "expects," "plans," "estimates," "potential, "continue," "should" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does not undertake to update any forward-looking statements to reflect occurrences or events which may not have been anticipated as of the date of such statements.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

         NET INCOME. Indian River had income before income taxes of $8.9 million for the year ended December 31, 2002 compared to $5.8 million for the year ended December 31, 2001. Net income totaled $5.5 million for the year ended December 31, 2002, an increase of $1.8 million or 50.2% compared to net income in 2001. Basic earnings per share were $2.57 in 2002 compared to $1.72 in 2001 (as adjusted for 10% stock dividends in February 2003 and January 2002). Return on average equity was 17.8% for the year ended December 31, 2002, as compared to 14.6% for the year ended December 31, 2001. Return on average assets for 2002 was 1.3% as compared to 1.0% for 2001.

         NET INTEREST INCOME. Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. Net interest income for the year ended December 31, 2002 totaled $16.3 million compared to $13.3 million in 2001, reflecting an increase of $3.0 million or 22.3%. Total interest income totaled $25.5 million in 2002 compared to $26.0 million in 2001. This decrease was primarily the result of decreases of $747 thousand in interest and fees on loans. The increase in average outstanding loan balances from $210.5 million in 2001 to $224.5 million in 2002 was offset by a decrease in the average loan rates earned, which decreased to 7.52% in 2002 from 8.37% in 2001. Interest expense for 2002 decreased by $3.5 million from 2001. The decrease in interest expense was due to a decrease in the average rate paid to 2.74% in 2002 from 4.33% in 2001. This decrease of rates paid offset an increase in average interest-bearing deposits and other borrowed funds of approximately $43.2 million. The decrease in rates paid was partially the result of prior time deposit specials at a higher rate that did not mature until 2002; those that renewed did so at the current lower market rate.

         The average yield on earning assets for the year ended December 31, 2002, was 6.41% compared to 7.53% in 2001. The average rate paid on interest bearing liabilities in 2002 was 2.74% compared to 4.33% in 2001. The average time deposit rate paid decreased from 5.56% in 2001 to 3.53% in 2002. The average interest rate paid on other borrowed funds in 2002 was 3.44% compared to 4.53% in 2001. Net interest margin is the ratio of net interest income to average earning assets. For the year ended 2002, net interest margin was 4.09% compared to 3.85% for the year ended December 31, 2001. The following table illustrates the analysis of Indian River's average balances, yields and changes in net interest income for the fiscal years indicated.

         PROVISION FOR LOAN LOSSES. The provisions for loan losses added $620 thousand to the allowance for loan losses in 2002 compared to $600 thousand in 2001. Total charge-offs, net of recoveries, were approximately $181 thousand in 2002 and $233 thousand in 2001.

         NON-INTEREST INCOME. Non-interest income for the year ended December 31, 2002 was $5.0 million compared to $3.9 million in 2001, an increase of $1.1 million or approximately 27.41%. The increase in deposit fee income of $220 thousand, or 13.32% over 2001 levels, resulted primarily from the increased volume of accounts and Indian River Bank's branches opened in 2001. The increase in gains on sale of securities of $591 thousand, or 267%, over 2001 levels reflected Indian River's decision to decrease the percentage of corporate bonds held to less than 10% of the total investment portfolio, electing to purchase mortgage backed securities and CMO's. See investment activity section under financial condition.

         NON-INTEREST EXPENSE. Total non-interest expense for the year ended December 31, 2002 of $11.8 million reflected an increase of approximately $0.9 million, or 8.91%, primarily as a result of increase in personnel costs and other operating expenses. Salaries and benefits expense increased by $0.4 million, or 7.15%, in 2002, to $6.0 million compared to $5.6 million in 2001. The increase in salary and benefits expense in 2002 is primarily due to the hiring of additional staff to support the growth of Indian River. Non interest expense in 2001 included nonrecurring non-interest expenses of approximately $357 thousand after taxes relating to payment in connection with the resignation of a former officer. Occupancy and equipment expense of $1.6 million increased in 2002 by $0.1 million, or 5.14%, as compared to 2001. Other operating expenses of $4.3 million increased by $0.5 million, or 13.00%, in 2002.

         TAXES ON INCOME. Income tax expense totaled $3.3 million for 2002 compared to income tax expense of $2.1 million in 2001.

2001 COMPARED TO 2000

         NET INCOME. Indian River had income before income taxes of $5.8 million for the year ended December 31, 2001 compared to $4.1 million for the year ended December 31, 2000. Net income totaled $3.7 million the year ended December 31, 2001, an increase of $1.1 million or 39.9% compared to net income in 2000. Basic earnings per share were $1.72 in 2001 compared to $1.37 in 2000 (as adjusted for 10% stock dividends in February 2003, January 2002 and February 2001). Return on average equity was 14.6% for the year ended December 31, 2001, as compared to 16.0% for the year ended December 31, 2000. The decline in return on equity during 2001 as compared to 2000 in part reflects the sale in the fourth quarter of 2000 of 207,828 shares of common stock, for gross proceeds of approximately $5.1 million. Return on average assets for 2001 was 1.02% as compared to 0.85% for 2000.

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

         The average yield on earning assets for the year ended December 31, 2001, was 7.53% compared to 8.17% in 2000. The average rate paid on interest bearing liabilities in 2001 was 4.33% compared to 4.93% in 2000. The average interest rate paid on other borrowed funds in 2001 was 4.53% compared to 6.50% in 2000. Yields on savings accounts and certificates of deposits have not dropped as dramatically as market deposit rates in general due to certificate of deposit specials which were offered in 2000 and 2001 before the decline in market rates and also, a savings account special offered in connection with the opening of the Rockledge branch in April 2001, with a rate of 4.89% guaranteed until April 2002. Net interest margin is the ratio of net interest income to average earning assets. For the year ended

2001, net interest margin was 3.85% compared to 3.91% for the year ended December 31, 2000. The following table illustrates the analysis of Indian River's average balances, yields and changes in net interest income for the fiscal years indicated.

         PROVISION FOR LOAN LOSSES. The provisions for loan losses added $600 thousand to the allowance for loan losses in 2001 compared to $660 thousand in 2000. Total charge-offs, net of recoveries, were approximately $234 thousand in 2001 and $111 thousand in 2000.

         NON-INTEREST INCOME. Non-interest income for the year ended December 31, 2001 was $3.9 million compared to $2.6 million in 2000, an increase of $1.3 million or approximately 54.03%. The increase in deposit fee income of $319 thousand, or 23.82% over 2000 levels, resulted primarily from the increased volume of accounts and Indian River Bank's branches opened in 2000 and 2001. The increase in gains on loans held for sale of $674 thousand or 96.81% over 2000 levels reflected the high level of mortgage lending activity resulting from the significant decline in interest rates during 2001. Declines in mortgage lending and refinancing activity, which may result from a period of stable or increasing interest rates, may have an adverse affect on the volume of loans sold and gains therefrom in future periods. Also, positively affecting non interest income in 2001 was the $221,000 in gains on the sale of securities, an increase of $209,000, or 1,674%, from 2000. See investment activity section below.

         NON-INTEREST EXPENSE. Total non-interest expense for the year ended December 31, 2001 of $10.9 million reflected an increase of approximately $1.6 million, or 16.58%, primarily as a result of increase in personnel costs and other operating expenses. Salaries and benefits expense increased by $1.0 million, or 23.12%, in 2001, to $5.6 million compared to $4.6 million in 2000. Occupancy and equipment expense of $1.5 million stayed the same for 2001 as compared to 2000. The increase in salary and benefits expense was in part a result of the establishment and staffing of the Rockledge branch, Indian River Bank's seventh, during 2001 and payments in connection with the resignation of a former officer. Other operating expenses of $3.8 million increased by $0.6 million or 17.75% in 2001. This was due in part to a $327 thousand increase in service bureau cost. The higher costs reflect an increase in number of accounts and additional services, such as internet banking, bill pay, and ATM online transactions.

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



                                                                Year Ended December 31,
                                  -----------------------------------------------------------------------------------
                                                     2002                                        2001
                                  ---------------------------------------   -----------------------------------------
                                     Average                  Average           Average                     Average
                                     Balance       Interest   Yield/Rate        Balance        Interest    Yield/Rate
                                  -------------- ----------- ------------   ---------------  ------------ -----------
                                                                 (Dollars in Thousands)
Assets:
Interest-earning assets:
    Investments (1)               $     165,098  $    8,496        5.15%    $      126,825   $     8,170       6.44%
    Federal funds sold                    8,522         137        1.60%             8,345           248       2.98%
    Loans receivable (2)                224,543      16,876        7.52%           210,538        17,623       8.37%
                                  -------------- ----------- ------------   ---------------  ------------ -----------
         Total interest
         earning assets                 398,163      25,509        6.41%           345,808        26,041       7.53%
                                                 ----------- ------------                    ------------ -----------
Noninterest-earning assets               23,249                                     17,312
                                  --------------                            ---------------
         Total                    $     421,412                             $      363,120
                                  ==============                            ===============

Liabilities and Stockholders'
  Equity:
Interest-bearing liabilities:
    NOW and money market
     accounts                     $      47,519         428        0.90%    $       31,517           367       1.17%
    Savings accounts                    114,805       2,670        2.33%            82,014         2,777       3.39%
    Certificates of deposit             123,876       4,374        3.53%           137,208         7,630       5.56%
    Other - short term
    borrowing                            18,396         373        2.03%            15,634           691       4.42%
    Other - long term
    borrowings                           32,211       1,368        4.25%            27,209         1,251       4.60%
                                  -------------- ----------- ------------   ---------------  ------------ -----------
         Total interest-bearing
           liabilities                  336,807       9,213        2.74%           293,582        12,716       4.33%
                                                 ----------- ------------                    ------------ -----------
Noninterest-bearing
liabilities                              53,465                                     44,262
Stockholders' equity                     31,140                                     25,276
                                  --------------                            ---------------
         Total                    $     421,412                             $      363,120
                                  ==============                            ===============

Net interest income and net yield
    on interest-earning assets                   $   16,296        4.09%                     $    13,325       3.85%
                                                 =========== ============                    ============ ===========



(1) Includes investment securities and Federal Reserve Bank, Fed Home Loan Bank, and IBB stock. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.

(2)  Includes loans for which the accrual of interest has been suspended.


                                                        Year Ended December 31,
                                             --------------------------------------------
                                                                2000
                                             ---------------------------------------------
                                               Average                            Average
                                               Balance        Interest          Yield/Rate
                                             -----------     ----------         ----------
                                                       (Dollars in Thousands)

Assets:
Interest-earning assets:
    Investments (1)                          $ 113,002        $   8,020            7.10%
    Federal funds sold                             248               16            6.28%
    Loans receivable (2)                       180,743           15,973            8.84%
                                             ---------        ---------            ----
        Total interest earning assets          293,993           24,009            8.17%
                                                              ---------            ----
Noninterest-earning assets                      14,445
                                             ---------
        Total                                $ 308,438
                                             =========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities:
    NOW and money market accounts            $  29,206              352            1.21%
    Savings accounts                            68,860            2,654            3.85%
    Certificates of deposit                    127,987            7,686            6.00%
    Other - short term borrowings               13,828              899            6.50%
    Other - long term borrowings                14,344              933            6.50%
                                             ---------        ---------            ----
        Total interest-bearing liabilities     254,225           12,524            4.93%
                                                              ---------            ----
Noninterest-bearing liabilities                 37,800
Stockholders' equity                            16,413
                                             ---------
        Total                                $ 308,438
                                             =========

Net interest income and net yield
        On interest-earning assets                            $  11,485             3.91%
                                                              =========             ====



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

                                                                        Year Ended December 31,
                                    -------------------------------------------------------------------------------------------
                                                     2002 vs. 2001                                    2001 vs. 2000
                                    ----------------------------------------------  -------------------------------------------
                                          Increase (Decrease) Attributable to              Increase (Decrease) Attributable to
                                    ----------------------------------------------  -------------------------------------------
                                     Volume      Rate       Rate/Volume    Change    Volume     Rate    Rate/Volume     Change
                                    --------   --------     -----------   --------  --------   ------   -----------    --------
                                                                           (Dollars in Thousands)
Interest income on:
     Investments                    $ 2,466    $(1,644)       $  (496)    $   326    $   981   $  (740)   $   (91)       $   150
     Federal funds sold                   5       (115)            (1)       (111)       509        (8)      (269)           232
     Loans receivable                 1,163     (1,791)          (119)       (747)     2,642      (851)      (141)         1,650
                                    -------    -------        -------     -------    -------   -------    -------        -------
Total interest income on
interest-earning assets               3,634     (3,550)          (616)       (532)     4,132    (1,599)      (501)         2,032
                                    -------    -------        -------     -------    -------   -------    -------        -------
Interest expense on:
     NOW and money market accounts      186        (83)           (42)         61         28       (12)        (1)            15
     Savings accounts                 1,110       (869)          (348)       (107)       507      (322)       (62)           123
     Certificates of deposit           (741)    (2,786)           271      (3,256)       554      (568)       (42)           (56)
     Other - short term
     borrowings                         122       (373)           (67)       (318)       118      (282)       (44)          (208)
     Other - long term borrowings       230        (95)           (18)        117        836      (273)      (245)           318
                                    -------    -------        -------     -------    -------   -------    -------        -------
Total interest expense on
interest-bearing liabilities            907     (4,206)          (204)     (3,503)     2,043    (1,457)      (394)           192
                                    -------    -------        -------     -------    -------   -------    -------        -------
Increase (decrease) in net
interest income                     $ 2,727    $   656        $  (412)    $ 2,971    $ 2,089   $  (142)   $  (107)       $ 1,840
                                    =======    =======        =======     =======    =======   =======    =======        =======

FINANCIAL CONDITION

         Total assets were $458.2 million at December 31, 2002 compared to $389.1 million as of December 31, 2001. This represented an increase of 17.80%. Average earning assets for 2002 were $398.2 million, an increase of 15.14% from the 2001 average of $345.8 million.

         Total net loans, excluding loans held for sale, increased by $21.5 million, or 10.36%, to $229.6 million at December 31, 2002 compared to $208.0 million at December 31, 2001. Loans held for sale increased $7.4 million, or 127.56%, reflecting increased mortgage activity and refinancing during the declining rate environment. Investment securities and federal funds sold increased to $189.5 million, a 22.85% increase from the $154.3 million as of December 31, 2001. Total deposits increased by 14.46% to $364.9 million.

         INVESTMENT ACTIVITY. The securities portfolio represented approximately 41.12% and 37.07% of the Bank's assets as of December 31, 2002 and 2001, respectively. During 2002, Indian River's investment securities portfolio increased by $44.3 million, or 30.70%. This increase in the securities portfolio reflects management's commitment to increasing the level of earning assets, enhances our liquidity level, and is a function of deposit growth and additional borrowings in excess of the loan funding and operational requirements of the Bank. The before tax unrealized gain on securities available for sale at December 31, 2002 was $3.6 million as compared to $1.6 million at December 31, 2001, an increase of $2.0 million. The increase in value is primarily a result of the decline in market interest rates and the related increase of the market value of fixed rate bonds. In 2002, Indian River also undertook to restructure portfolio composition to reduce both credit and interest rate risk. Accordingly, the Company's exposure to corporate securities was reduced. Additionally, the Company's holdings of U.S. Government agency securities were reduced. Proceeds from these sales along with additional liquidity were reinvested in mortgage-backed instruments, both PAC CMO's (Planned Amortization Class - Collateralized Mortgage Obligations) and in adjustable rate mortgage securities. The PAC CMO investments were selected to provide anticipated consistent cash flows over shorter periods of time than the securities that were sold. As a result of the sale of the corporate bonds, the Bank has recognized gains in 2002. As of December 31, 2002, there were no issuers, other than the U.S. Government and its corporations and agencies, whose securities owned by Indian River had a book or market value exceeding ten percent of Indian River's stockholders' equity.

         The following table provides information regarding the composition of Indian River's investment portfolio at the dates indicated. See Note 3 to the Consolidated Financial Statements for additional information regarding the securities portfolio.


                                                                                 December 31,
                                                --------------------------------------------------------------------------------
                                                       2002                        2001                          2000
                                                ---------------------       ---------------------      -------------------------
                                                             Percent                     Percent                        Percent
                                                               of                          of                             of
                                                Balance     Portfolio       Balance     Portfolio      Balance         Portfolio
                                                -------     ---------       -------     ---------      -------         ---------
                                                                            (Dollars in Thousands)
Available for Sale (at Estimated Market
  Value):
U.S. Government Agency obligations              $ 27,232       14.4%       $ 59,720        41.4%       $ 77,881          64.6%
Mortgage-backed securities                       138,264       73.4%         11,559         8.0%          7,490           6.2%
Corporate debt securities                         10,887        5.8%         57,479        39.9%         21,844          18.1%
                                                --------      -----        --------        ----        --------         -----
                                                $176,383       93.6%       $128,758        89.3%       $107,215          88.9%
                                                --------      -----        --------        ----        --------         -----

Held to Maturity (at Amortized Cost):
U.S. Government Agency obligations              $     --         --        $  3,232         2.2%       $     --            --
Securities issued by state/political
subdivisions                                       5,928        3.1%          5,293         3.7%          2,025           1.7%
Mortgage-backed securities                         3,814        2.0%          5,037         3.5%          9,585           8.0%
                                                --------      -----        --------        ----        --------         -----
                                                $  9,742        5.2%       $ 13,562         9.4%       $ 11,610           9.7%
                                                --------      -----        --------        ----        --------         -----

Other investments (at Amortized Cost):          $  2,370        1.3%       $  1,899         1.3%       $  1,702           1.4%
                                                --------      -----        --------        ----        --------         -----
Total                                           $188,495      100.0%       $144,219       100.0%       $120,527         100.0%
                                                ========      =====        ========       =====        ========         =====

         The following table sets forth the projected maturities of the components of the Bank's securities portfolio as of December 31, 2002 and the weighted average yields on a non-tax-equivalent basis. The table assumes estimated fair values for available-for-sale securities and amortized cost for held to maturity securities:


                                                       After One Year     After Five Years
                                 One Year or Less    Through Five Years  Through Ten Years     After Ten Years         Total
                               -------------------   ------------------  ------------------  ------------------ --------------------
                                          Weighted             Weighted            Weighted            Weighted             Weighted
                               Carrying   Average    Carrying  Average   Carrying  Average   Carrying  Average    Carrying  Average
                                 Value     Yield      Value     Yield     Value     Yield      Value    Yield      Value      Yield
                               ---------  --------   --------  --------  --------  --------  --------  -------- ----------  --------
                                                                      (Dollars in Thousands)
Available for Sale (at
Estimated Market Value):
U.S. Government Agency
  obligations                   $     --      --    $  22,015    4.5%    $  5,217    7.0%     $    --      --    $  27,232     5.0%
Mortgage-backed securities        44,633     4.2%      74,311    4.4%      15,692    4.8%       3,628     5.4%     138,264     4.4%
Corporate debt securities          2,512     5.7%       8,375    6.1%          --      --          --      --       10,887     6.0%
                                --------     ----   ---------    ----    --------    ----     -------     ----   ---------     ----
Total                           $ 47,145     4.3%   $ 104,701    4.6%    $ 20,909    5.3%     $ 3,628     5.4%   $ 176,383     4.6%
                                ========     ====   =========    ====    ========    ====     =======     ====   =========     ====

Held to Maturity (at
  Amortized Cost):
Securities issued by
  state/political subdivisions  $     --      --    $      --     --     $    635    3.8%     $ 5,293     5.1%   $  5,928      5.0%
Mortgage-backed securities            --      --           --     --           --     --        3,814     1.7%      3,814      1.7%
                                --------     ----   ---------    ----    --------    ----     -------     ----   ---------     ----
Total                           $     --      --    $      --     --     $    635    3.8%     $ 9,107     3.7%   $  9,742      3.7%
                                ========     ====   =========    ====    ========    ====     =======     ====   =========     ====


         LOAN PORTFOLIO. The following table shows the composition of Indian River's loan portfolio by type of loan at the dates indicated.



                                                                           December 31,
                               -----------------------------------------------------------------------------------------------------
                                     2002                2001                 2000                 1999                 1998
                               -----------------   ------------------   ------------------   ------------------   ------------------
                                        Percent              Percent              Percent              Percent              Percent
                                        of Total             of Total             of Total             of Total             of Total
                               Balance   Loans     Balance     Loans    Balance    Loans     Balance     Loans    Balance    Loans
                               -----------------   ------------------   ------------------   ------------------   ------------------
                                                                      (Dollars in Thousands)
Real Estate:
   Construction
      and land development    $  45,913   19.7%   $  32,778    15.5%   $   8,883     4.5%   $   8,626     5.1%   $   2,382    1.7%
   Farmland                       3,181    1.4%       2,943     1.4%       2,690     1.4%       3,146     1.9%       2,984    2.1%
   One to four family
   residential                   87,841   37.7%      74,917    35.5%      86,937    44.1%      68,431    40.6%      60,956   42.2%
   Multifamily residential        2,506    1.1%       3,521     1.7%       1,117     0.6%       1,766     1.0%       1,762    1.2%
   Nonfamily,
   nonresidential                64,458   27.7%      62,660    29.7%      62,772    31.8%      55,104    32.7%      45,452   31.5%
Agriculture                       1,788    0.8%       2,455     1.2%       3,236     1.7%       1,707     1.0%       1,552    1.1%
Commercial and Industrial        13,257    5.6%      14,948     7.1%      13,048     6.6%      12,308     7.3%      11,038    7.6%
Consumer                         11,645    5.0%      14,421     6.8%      15,244     7.7%      15,092     9.0%      15,562   10.8%
Other                             2,262    1.0%       2,225     1.1%       3,172     1.6%       2,370     1.4%       2,676    1.8%
                              ---------           ---------            ---------            ---------            ---------
   Total Loans                  232,851             210,868              197,099              168,550              144,364
   Less: unearned
   discounts and loan fees            4                   5                    6                   --                    1
                              ---------           ---------            ---------            ---------            ---------
   Loans, net                 $ 232,847           $ 210,863            $ 197,093            $ 168,550            $ 144,363
                              =========           =========            =========            =========            =========



         LOAN MATURITY. The following table sets forth the term to contractual maturity of Indian River Bank's loan portfolio at December 31, 2002. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.



                                                                                  Due In
                                                         ---------------------------------------------------------
                                         Total           One Year or Less    One to Five Years     Over Five Years
                                       ---------         ----------------    -----------------     ---------------
                                                                   (Dollars in Thousands)
Commercial, Agricultural               $  15,045             $  6,158             $  8,394            $     493
Real estate construction                  45,913               10,681               17,404               17,828
Real estate mortgage                     157,986                8,280               14,320              135,386
Consumer, other                           13,907                2,052               10,932                  923
                                       ---------             --------             --------            ---------
Total loans                            $ 232,851             $ 27,171             $ 51,050            $ 154,630
                                       =========             ========             ========            =========

Loans with:
Predetermined fixed interest rate      $  66,703             $ 14,765             $ 35,800            $  16,138
Floating interest rate                   166,148               12,406               15,250              138,492
                                       ---------             --------             --------            ---------
Total loans                            $ 232,851             $ 27,171             $ 51,050            $ 154,630
                                       =========             ========             ========            =========



         Fixed rate loans due after one year total approximately $51.9 million and adjustable rate loans due after one year total approximately $153.7 million. See Note 4 to the Consolidated Financial Statements for additional information regarding the composition of the loan portfolio.

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

         Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due / problem loans and (3) all other passing grade loans. For specific allocation loans, the bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. Problem loans are identified by the Loan Officer, Loan Review, Asset Liability Committee or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Inherent losses in past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 are multiplied by a loss factor of 5%, loans past due 60-89 days are multiplied by 10% and loans past due 90 days are multiplied by a loss factor of 50%. All other loans are graded pass and are categorized into six loan groups (real estate loans are further sub-categorized) and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Due to Indian River's low loss history, the historical experience factors are based on the FDIC quarterly banking profile report for all institutions. Indian River feels that these factors are better indication of overall loan performance in the nation. In addition to historical experience factors, Indian River also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

         At December 31, 2002, the allowance for losses was $3.3 million or 1.40% of loans outstanding compared to $2.8 million or 1.34% of loans outstanding as of December 31, 2001, an increase of $439 thousand. This increase is attributable primarily to an increase in total loans outstanding. At December 31, 2002, non-accrual loans increased by $546 thousand, or 410.53%, to $678 thousand compared to $133 thousand at December 31, 2001. This increase is primarily due to one commercial real estate loan for $585 thousand. A specific loan loss reserve of $100 thousand has been allocated to this loan. The allowance for loan losses coverage of non-accrual loans was 481% at December 31, 2002 compared to coverage of 2120% at December 31, 2001. See Note 1 to the Consolidated Financial Statements for additional information regarding the allowance for loan losses.

         The following table sets forth activity in the allowance for loan losses for the periods indicated.



                                                                                 Year Ended December 31,
                                                              --------------------------------------------------------------
                                                               2002          2001          2000         1999          1998
                                                              -------       -------       -------      -------       -------
                                                                                  (Dollars in Thousands)

         Balance at beginning of year                         $ 2,820       $ 2,453       $ 1,904      $ 1,510       $ 1,322
                                                              -------       -------       -------      -------       -------
         Charge-offs:
           Commercial, Agricultural                               (43)          (62)          (15)         (17)          (12)
           Real estate construction                                --            (4)           --           --            --
           Real estate mortgage                                    --            --           (27)          --            --
           Installment loans to individuals                      (183)         (201)         (111)        (232)         (233)
                                                              -------       -------       -------      -------       -------
         Total                                                   (226)         (267)         (153)        (249)         (245)
                                                              -------       -------       -------      -------       -------
         Recoveries
           Commercial, Agricultural                                 1            --             1           10             6
           Real estate construction                                --            --            --           --            --
           Real estate mortgage                                     6            --            --           --            --
           Installment loans to individuals                        38            34            41           43            52
                                                              -------       -------       -------      -------       -------
         Total                                                     45            34            42           53            58
                                                              -------       -------       -------      -------       -------
         Net charge-offs                                         (181)         (233)         (111)        (196)         (187)
         Additions charged to operations                          620           600           660          590           375
                                                              -------       -------       -------      -------       -------
         Balance at end of period                             $ 3,259       $ 2,820       $ 2,453      $ 1,904       $ 1,510
                                                              =======       =======       =======      =======       =======

         Ratio of net charge-offs during the period to
         to average loans outstanding during the period          0.08%         0.11%         0.06%        0.13%         0.15%




         The following table allocates the allowance for loan losses by loan category. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                                                         December 31,
                         -----------------------------------------------------------------------------------------------------------
                                2002                2001                   2000                    1999                    1998
                         ------------------ ------------------    --------------------    --------------------   -------------------
                                                                    (Dollars in Thousands)

                         Amount  Percent(1) Amount  Percent(1)    Amount    Percent(1)    Amount    Percent(1)   Amount  Percent (1)
                         ------  ---------- ------  ----------    ------    ----------    ------    ----------   ------  -----------
Commercial,
Agricultural            $  420       6%     $  524      8%        $  390        8%        $   66       8%          $   41     9%

Real estate
construction               484      19%        154     15%            76        5%            39       5%              15     2%

Real estate
mortgage                 1,617      69%      1,776     69%         1,639       78%         1,400      76%           1,105    77%

Consumer, other            646       6%        366      8%           348        9%           399      11%             349    12%

Unallocated                 92      --          --     --             --       --             --      --               --    --
                        --------------      -------------         ---------------         --------------           ------------
Total allowance for
loan losses             $3,259     100%     $2,820    100%        $2,453      100%        $1,904     100%          $1,510   100%
                        ==============      =============         ===============         ==============           ============


(1) Represents the percent of loans in category to gross loans.

         NON-PERFORMING ASSETS. Indian River Bank's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $738 thousand at December 31, 2002 compared to $290 thousand at December 31, 2001. The percentage of non-performing assets to total assets was 0.17% at December 31, 2002 compared to 0.07% December 31, 2001.

         Non-performing loans constituted all of the non-performing assets at December 31, 2002 and December 31, 2001. Non-performing loans at December 31, 2002 consist of loans in non-accrual status in the amount of $678 thousand and loans past due over ninety days of $60 thousand compared to non-accrual loans of $133 thousand and loans past due over ninety days of $157 thousand at December 31, 2001.

         Indian River Bank owned no other real estate owned at either December 31, 2002 or 2001. Generally, Indian River Bank would evaluate the fair value of each OREO property annually. These evaluations may be appraisals or other market studies. Credit card loans are placed on non accrual when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days or when determined to be uncollectible by management.

         The following table shows the amounts of non-performing assets at the dates indicated.


                                                                               December 31,
                                                   ----------------------------------------------------------------------
                                                    2002            2001            2000            1999            1998
                                                    ----            ----            ----            ----            ----
                                                                          (Dollars in Thousands)

Nonaccrual Loans
      Real estate                                  $ 678           $ 120           $ 120           $  49           $ 254
      Installment                                     --              13              --               5              --

Accrual loans - Past due 90 days or more
      Real estate                                     39             125              --              20             132
      Installment                                     21              32               8              32              11

Restructured loans                                    --              --              --              --              --

Real estate owned                                     --              --              --              --              --

                                                   -----           -----           -----           -----           -----
            Total nonperforming assets             $ 738           $ 290           $ 128           $ 106           $ 397
                                                   =====           =====           =====           =====           =====


         At December 31, 2002, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. For the year ended December 31, 2002, $37 thousand in gross interest income would have been recorded if the $678 thousand of nonaccrual loans had been accruing interest throughout the period.

         RELATED PARTY TRANSACTIONS. At December 31, 2002 the aggregate loans to directors of the Bank and their related interests and executive officers totaled approximately $4.7 million. During the year $2.9 million in new loans and advances was extended and $2.0 million was paid on these loans to related parties.

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

         The following table reflects Indian River Bank's deposits by category for the periods indicated.


                                                                           Year Ended December 31,
                                                     -----------------------------------------------------------------------
                                                              2002                    2001                     2000
                                                     --------------------      \------------------     ---------------------
                                                                           (Dollars in Thousands)

                                                      Average     Average      Average     Average      Average      Average
                                                      Balance      Rate        Balance      Rate        Balance       Rate
                                                     ---------    -------     ---------    -------     ---------     -------
Deposit Category
  Noninterest-bearing demand                         $  50,975      0.0%      $  43,157      0.0%      $  36,916       0.0%
  Interest-bearing demand                               44,630      0.9%         28,719      1.1%         25,583       1.1%
  Money market                                           2,889      1.0%          2,798      1.5%          3,623       2.0%
  Savings                                              114,805      2.3%         82,013      3.4%         68,860       3.9%
  Certificates of deposit of $100,000 or more           37,749      3.5%         31,984      5.6%         22,506       6.0%
  Other time                                            86,127      3.6%        105,224      5.5%        105,481       6.0%
                                                     ---------                ---------                ---------
  Total                                              $ 337,175                $ 293,895                $ 262,969
                                                     =========                =========                =========



         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002. See Note 7 to the Consolidated Financial Statements for additional information regarding Indian River's time deposits.

                                                    December 31, 2002
                                                    -----------------
                                               (Dollars in Thousands)

Due In
         3 months or less                                   $   9,801
         Over 3 through 6 months                                6,203
         Over 6 through 12 months                              16,776
         Over 12 months                                        10,971
                                                            ---------
         Total                                              $  43,751
                                                            =========

         The following table provides information regarding Indian River Bank's short-term borrowings for the periods indicated. See Note 9 to the Consolidated Financial Statements for additional information regarding Indian River Bank's borrowings.



                                       Maximum Amount
                                       Outstanding At       Average    Average    Ending      Average Rate
    Year Ended December 31,            Any Month End        Balance      Rate     Balance     at Period End
------------------------------         --------------       -------    -------    -------     -------------
                                              (Dollars in Thousands)

Federal Funds Purchased & Repurchase Agreements

                         2002             $ 33,000          $ 18,396     2.0%     $ 11,698         1.5%
                         2001               20,853            15,625     4.4%       13,156         2.0%
                         2000               23,822            13,828     6.5%       15,244         6.2%

Other Short Term Borrowings

                         2002             $     --          $     --     0.0%     $     --         0.0%
                         2001                   --                --     0.0%           --         0.0%
                         2000               10,000             9,109     6.3%       10,000         5.9%


           ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK.

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

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River Bank's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River Bank's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds, mortgage backed securities, and obligations of the U.S. Government, its agencies and sponsored entities available for sale, of $166.5 million at December 31, 2002, reflected an increase of $85.2 million from December 31, 2001, or 95.5%. Funds available through short-term borrowings and asset maturities are considered adequate to meet all current needs. At December 31, 2002, Indian River had available credit of $25.7 million under lines of credit with correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River Bank also has available credit of $4.3 million under its line with the Federal Home Loan Bank of Atlanta. This line may be utilized as a supplementary source of funding growth for the Bank. In addition, the Asset Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

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

         The following table presents Indian River's exposure over the subsequent twelve month periods to immediate, hypothetical changes in interest rates at the dates indicated:



                                December 31, 2002                             December 31, 2001
                  ---------------------------------------------   ------------------------------------------
                                                  Percentage                                     Percentage
    Change in                                      Change in                                      Change in
     Interest      Percentage                       Market        Percentage                        Market
      Rates        Change in       Percentage      Value of        Change in      Percentage       Value of
     (Basis       Net Interest      Change in      Portfolio      Net Interest     Change in      Portfolio
     Points)         income        Net Income        Equity          income       Net Income       Equity
   ---------------------------------------------------------------------------------------------------------
      +200           -12.94%         -21.63%         -13.77%         -4.68%         -10.06%        -6.90%
      +100            -6.44%         -10.76%          -4.29%         -2.06%          -4.43%        -2.80%
       0               0.00%           0.00%           0.00%          0.00%           0.00%         0.00%
      -100             3.55%           5.90%           1.84%          0.46%          -0.99%         4.01%
      -200             2.39%           4.00%           4.90%         -1.09%          -2.35%         5.92%



       As the table indicates, the Bank is susceptible to lower earnings in a rising rate environment and will experience slightly higher earnings in a declining rate situation. The Bank has a negative GAP position which is reflected in the table.

       Indian River has been in a liability sensitive position during 2001 and 2002, which is reflected in the above tables. The Company has developed strategies to bring the balance sheet into a more neutral position and will continue to implement these actions in 2003, although there can be no assurance that we will be successful in implementing such strategies, or that they will be appropriate strategies in light of future events and circumstances. The Company is sensitive to the economic environment and will restructure the repricing characteristics in a gradual manner to minimize major asset purchases at the bottom of the rate cycle.

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

         The following table reflects the shorter of the maturity or repricing date as of December 31, 2002.


                                                              More than 3
                                                              Months but         1 Year
                                              3 Months        Less than 1       through 5     More than 5
                                              or Less            Year             Years          Years            Total
                                             ----------       -----------       ---------     -----------       ---------
                                                                        (Dollars in Thousands)

ASSETS
Investment Securities (at
Amortized Cost)                              $   11,308       $   35,154        $ 102,279       $  36,135       $ 184,876
Federal funds sold                                1,001               --               --              --           1,001
Loans                                            83,007           36,311          113,961          12,754         246,033
                                             ----------       ----------        ---------       ---------       ---------
Total earning assets                         $   95,316       $   71,465        $ 216,240       $  48,889       $ 431,910
                                             ----------       ----------        ---------       ---------       ---------

LIABILITIES
Certificates of deposit                      $   23,925       $   67,526        $  38,517       $     237       $ 130,205
Money market accounts                             2,105               --               --              --           2,105
Transactions accounts                            49,672               --               --              --          49,672
Savings accounts                                116,028               --               --              --         116,028
Federal funds purchased                          11,698               --               --              --          11,698
FHLB advances                                        --              286              285          38,000          38,571
                                             ----------       ----------        ---------       ---------       ---------
Total interest-bearing liabilities           $  203,428       $   67,812        $  38,802       $  38,237       $ 348,279
                                             ----------       ----------        ---------       ---------       ---------

Interest sensitivity gap:


Amount                                       $ (108,112)      $    3,653        $ 177,438       $  10,652       $  83,631
Cumulative Gap                               $ (108,112)      $ (104,459)       $  72,979       $  83,631       $  83,631
Gap as % of Total Assets                         (23.60)%           0.80 %          38.73%           2.33%          18.26%
Cumulative Gap as % of Total Assets              (23.60)%         (22.80)%          15.93%          18.26%          18.26%

Ratio of rate sensitive assets to
rate sensitive liabilities                         0.47 %           1.05 %           5.57%           1.28%           1.24%

Cumulative ratio of rate sensitive
assets to rate sensitive liabilities               0.47 %           0.62 %           1.24%           1.24%           1.24%



The amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual terms of the asset or liability. Indian River Bank has assumed that its savings, interest checking, and money market accounts re-price daily. At December 31, 2002, the bank's one-year interest sensitivity gap (the difference between the amount of interest-earning assets and interest bearing liabilities, anticipated by the bank, based on certain assumptions, to mature or re-price within one year) as a percentage to total assets was -22.80%. This negative gap position means the bank had $104.5 million more liabilities than assets re-pricing within one year. This generally indicates that in a period of increasing interest rates, the bank's net interest income may be negatively affected. Conversely, in a declining interest rate environment, the bank's net interest income may increase. However, this approach assumes that all re-pricing assets and liabilities will re-price the same way. Historical data indicates that certain deposit liabilities such as interest checking, savings, and money market deposits do not re-price the same way as other products and interest gap analysis tend to be more accurate when adjusted to reflect such behavior. No adjustments are included in the table presented. Indian River also monitors its exposure to changes in interest rates using models which measure the impact of assumed changes.

         CAPITAL ADEQUACY. Total stockholders' equity was $34.8 million at December 31, 2002 compared to $27.7 million at December 31, 2001. The change represents an increase of $7.1 million or 25.80%. This change is a result of earnings of $5.5 million, net unrealized holding gains on investment securities of $1.3 million, and stock issued of $0.3 million in 2002.

         At December 31, 2002, Indian River Bank's ratio of Tier 1 capital to total average assets equaled 7.40%, which exceeded the minimum leverage capital ratio of 4.00% by 3.40% and the minimum leverage ratio for "well capitalized" banks of 5.00% by 2.40%.

         The ratio of Indian River's average equity to average assets for the years ended December 31, 2002, 2001 and 2000 was 7.39%, 6.96% and 5.32%,
respectively.

         Indian River monitors its capital levels and those of Indian River Bank in light of regulatory guidelines and requirements, and the anticipated nature and level of growth in assets. The ability of Indian River Bank to continue growth is dependent on its ability to increase its regulatory capital levels, through retained earnings, holding company borrowing, or the issuance of additional equity or debt securities. In the event that Indian River is unable to obtain additional capital on a timely basis, the growth of Indian River and Indian River Bank may be curtailed, and they could be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. Indian River does not currently anticipate the inability to maintain compliance with regulatory capital requirements.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles, generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

IMPACT OF NEW ACCOUNTING STANDARDS

         Recently issued accounting standards are not expected to materially affect Indian River's financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Indian River Banking Company
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Indian River Banking Company and subsidiaries (the "Bank") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indian River Banking Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida
January 27, 2003

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001



(Dollars in Thousands)
ASSETS                                                                                 2002                2001
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents
  Cash and due from banks (Notes 2 and 18)                                           $  18,856          $  13,334
  Federal funds sold (Note 18)                                                           1,001             10,033
                                                                                     ----------------------------
          TOTAL CASH AND CASH EQUIVALENTS                                               19,857             23,367

Investment Securities (Note 3 and 9)
  Securities available-for-sale                                                        176,383            128,758
  Securities held to maturity (market value 2002 $9,983;
    2001 $13,505)                                                                        9,742             13,562
  Other securities, at cost                                                              2,370              1,899
                                                                                     ----------------------------
          TOTAL INVESTMENT SECURITIES                                                  188,495            144,219

Loans Held for Sale                                                                     13,186              5,795
Loans (Notes 4,  9, 12, 17 and 18)                                                     232,847            210,863
  Less allowance for loan losses (Note 5)                                               (3,259)            (2,820)
                                                                                     ----------------------------
          LOANS, NET                                                                   229,588            208,043

Bank Premises and Equipment, net (Note 6)                                                4,084              4,052

Accrued Interest Receivable                                                              2,207              2,783

Other Assets (Note 8)                                                                      780                886
                                                                                     ----------------------------

          TOTAL ASSETS                                                               $ 458,197          $ 389,145
                                                                                     ============================



See Notes to Consolidated Financial Statements.



LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2002               2001
--------------------------------------------------------------------------------------------------------------
Liabilities
  Noninterest-bearing demand deposits                                             $  66,883          $  49,062
  Interest-bearing deposits:
    NOW                                                                              49,672             37,221
    Money market                                                                      2,105              3,170
    Savings                                                                         116,028            108,628
    Time deposits, $100,000 and over (Note 7)                                        43,751             34,306
    Other time deposits (Note 7)                                                     86,454             86,419
                                                                                  ----------------------------
          TOTAL DEPOSITS                                                            364,893            318,806
   Federal funds purchased and securities sold under
   repurchase agreements (Note 9)                                                    11,698             13,156
   Guaranteed preferred beneficial interests in Company's subordinated
   debentures (Note 9)                                                                7,000                 --
   Other borrowings (Note 9)                                                         38,571             28,427
   Other liabilities (Note 8)                                                         1,186              1,052
                                                                                  ----------------------------

          TOTAL LIABILITIES                                                         423,348            361,441
                                                                                  ----------------------------

Commitments and Contingencies (Notes 9, 13, and 17)

Stockholders' Equity (Notes 10, 11, 16 and 23)
  Common stock, $1 par value; 10,000,000 shares
    authorized; issued and outstanding 2002 2,162,631 shares;
    2001 1,948,642 shares,                                                            2,163              1,949
  Capital surplus                                                                    27,427             20,878
  Retained earnings                                                                   2,979              3,879
  Accumulated other comprehensive income                                              2,280                998
                                                                                  ----------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                 34,849             27,704
                                                                                  ----------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 458,197          $ 389,145
                                                                                  ============================


INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(Dollars in Thousands)
                                                                          2002             2001              2000
-------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and fees on loans                                              $ 16,876          $ 17,623          $ 15,973
  Investment securities and due from banks                                8,496             8,170             8,020
  Federal funds sold                                                        137               248                16
                                                                       --------------------------------------------
                                                                         25,509            26,041            24,009
                                                                       --------------------------------------------
Interest expense:
  Deposits                                                                7,472            10,774            10,692
  Other                                                                   1,741             1,942             1,832
                                                                       --------------------------------------------
                                                                          9,213            12,716            12,524
                                                                       --------------------------------------------
      NET INTEREST INCOME                                                16,296            13,325            11,485
Provision for loan losses (Note 5)                                          620               600               660
                                                                       --------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                15,676            12,725            10,825
                                                                       --------------------------------------------
Other income:
  Service charges and fees                                                1,877             1,657             1,338
  Gain on sales of securities (Note 3)                                      813               222                12
  Gain on sale of loans                                                   1,492             1,370               696
  Other                                                                     827               683               506
                                                                       --------------------------------------------
                                                                          5,009             3,932             2,552
                                                                       --------------------------------------------
Other expense:
  Salaries                                                                5,147             4,805             3,903
  Employee benefits                                                         820               764               695
  Occupancy                                                                 861               824               688
  Furniture and equipment                                                   728               688               820
  Other operating expenses (Note 14)                                      4,275             3,783             3,212
                                                                       --------------------------------------------
                                                                         11,831            10,864             9,318
                                                                       --------------------------------------------
      INCOME BEFORE INCOME TAXES                                          8,854             5,793             4,059
Provision for income taxes (Note 8)                                       3,323             2,111             1,428
                                                                       --------------------------------------------
      NET INCOME                                                       $  5,531          $  3,682          $  2,631
                                                                       ============================================

Basic earnings per share (Note 11)                                     $   2.57          $   1.72          $   1.37
                                                                       ============================================

Diluted earnings per share (Note 11)                                   $   2.51          $   1.69          $   1.34
                                                                       ============================================



See Notes to Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


(Dollars in Thousands)

                                                                        Common Stock
                                                                  --------------------------            Capital
                                                                  Shares              Amount            Surplus
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                          634                 634            $  8,686
  10% stock dividend                                                 63                  63               1,303
  Fractional shares                                                  --                  --                  --
  2 for 1 stock split                                               697                 697                (697)
  Stock options exercised                                             2                   2                  37
  Issuance of common stock (Note 21)                                208                 208               4,866
  Comprehensive income:
    Net income                                                       --                  --                  --
    Other comprehensive income, unrealized
      gain on securities, net of tax (Note 3)                        --                  --                  --

  COMPREHENSIVE INCOME
                                                                  ---------------------------------------------
Balance, December 31, 2000                                        1,604               1,604              14,195
  10% stock dividend                                                160                 160               2,177
  Fractional shares                                                  --                  --                  --
  Stock options exercised                                             7                   7                  77
  Stock-based compensation                                           --                  --                   8
  Comprehensive income:
    Net income                                                       --                  --                  --
    Other comprehensive income, unrealized
      gain on securities, net of tax (Note 3)                        --                  --                  --

  COMPREHENSIVE INCOME
                                                                  ---------------------------------------------
Balance, December 31, 2001                                        1,772               1,772              16,456
  10% stock dividend                                                177                 177               4,422
  Fractional shares                                                  --                  --                  --
  Stock options exercised                                            17                  17                 219
  Stock-based compensation                                           --                  --                 104
  Comprehensive income:
    Net income                                                       --                  --                  --
    Other comprehensive income, unrealized
      gain on securities, net of tax (Note 3)                        --                  --                  --

  COMPREHENSIVE INCOME
                                                                  ---------------------------------------------
Balance, December 31, 2002                                        1,966               1,966              21,201
  Retroactive effect of stock dividend (Note 23)                    197                 197               6,226
                                                                  ---------------------------------------------
Balance, December 31, 2002, as adjusted                           2,163               2,163            $ 27,427
                                                                  =============================================



See Notes to Consolidated Financial Statements.

                        Accumulated
                           Other               Total
      Retained         Comprehensive       Stockholders'      Comprehensive
      Earnings         Income (Loss)          Equity          Income (Loss)
---------------------------------------------------------------------------
      $  5,876           $ (1,604)          $ 13,592

        (1,366)                --                 --

            (4)                --                 (4)

            --                 --                 --

            --                 --                 39

            --                 --              5,074


         2,631                 --              2,631            $ 2,631


            --              1,869              1,869              1,869
                                                                -------
                                                                $ 4,500
--------------------------------------------------------------- =======
         7,137                265             23,201

        (2,337)                --                 --

            (4)                --                 (4)

            --                 --                 84

            --                 --                  8


         3,682                 --              3,682            $ 3,682


            --                733                733                733
                                                                -------
                                                                $ 4,414
--------------------------------------------------------------- =======
         8,478                998             27,704
        (4,599)                --                 --
            (8)                --                 (8)
            --                 --                236
            --                 --                104

         5,531                 --              5,531            $ 5,531

            --              1,282              1,282              1,282
                                                                -------
                                                                $ 6,814
--------------------------------------------------------------- =======
         9,402              2,280             34,849
        (6,423)                --                 --
----------------------------------------------------
      $  2,979          $   2,280           $ 34,849
====================================================

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(Dollars in Thousands)
                                                                             2002             2001             2000
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                               $  5,531         $  3,682         $  2,631
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                               601              638              713
    Provision for loan losses                                                   620              600              660
    Other real estate owned losses                                               --               --               15
    Deferred income taxes                                                      (218)            (109)            (192)
    Proceeds from sale of loans originated for resale                        74,037           65,547           10,476
    Origination of loans for resale                                         (79,936)         (67,100)         (12,857)
    Gain on sale of loans                                                    (1,492)          (1,370)            (696)
    Stock-based compensation                                                    104                8               --
    Amortization of premiums and discounts, net                                 534               40               94
    Gain on sale of securities                                                 (813)            (222)             (12)
    Decrease (increase) in accrued interest receivable                          576              207             (730)
    (Increase) decrease in other assets                                        (240)             110             (171)
    Increase (decrease) in other liabilities                                    (56)             109              218
                                                                           ------------------------------------------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (752)           2,140              149
                                                                           ------------------------------------------
Cash Flows From Investing Activities
  Cash flows from securities (Note 19)                                      (41,961)         (22,347)         (28,394)
  Loan originations, net of collections                                     (22,165)         (19,015)         (28,632)
  Proceeds from sale of loans                                                    --            5,094               --
  Proceeds from the sale of other real estate owned and land                     --               --              315
  Purchases of premises and equipment                                          (633)            (873)            (444)
                                                                           ------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                 (64,759)         (37,141)         (57,155)
                                                                           ------------------------------------------
Cash Flows From Financing Activities
  Net increase in deposits                                                   46,087           34,262           45,699
  Net increase (decrease) in fed funds purchased
   and repurchase agreements                                                 (1,458)          (2,088)           7,444
  Proceeds from other borrowings                                             11,125           25,600           10,600
  Proceeds from issuance of trust preferred securities                        7,000               --               --
  Principal payments on borrowings                                             (981)         (10,316)          (7,731)
  Proceeds from issuance of stock (Note 21)                                      --               --            5,074
  Proceeds from exercise of stock options                                       236               84               39
  Cash paid for fractional shares                                                (8)              (4)              (4)
                                                                           ------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                              62,001           47,538           61,121
                                                                           ------------------------------------------
             NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (3,510)          12,537            4,115
Cash and cash equivalents:
  Beginning                                                                  23,367           10,830            6,715
                                                                           ------------------------------------------
  Ending                                                                   $ 19,857         $ 23,367         $ 10,830
                                                                           ==========================================



See Notes to Consolidated Financial Statements (Additional cash flow information
- Note 19).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Indian River Banking Company and its wholly-owned subsidiaries (collectively referred to as the "Bank") provide a full range of banking services to individual and corporate customers through its various locations in Indian River and Brevard Counties in Florida. Segment information is not presented since all of the Bank's revenue is attributed to a single reportable segment. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Indian River Banking Company is a financial holding company incorporated in the State of Florida.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Indian River Banking Company ("Indian River") and its wholly-owned subsidiaries, Indian River National Bank ("Indian River Bank"), a federally-chartered independent community bank, Indian River Title Company, LLC, IRNB Insurance Services, LLC, and Indian River Capital Trust I, collectively referred to as the "Bank". All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more that a modest benefit to the transferor, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods over the following estimated useful lives:

                                                              Years
                                                           -----------
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

Other revenue recognition: Revenue from insurance, realty, trust and services and services charges and fees on customer deposits is recognized as the services are provided.

Stock-based compensation: The Bank has three stock-based employee compensation plans, which are described more fully in Note 10. The Bank accounts for those plans using the intrinsic value method provided under APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the Bank has recognized no compensation cost for stock options granted, as all options granted had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. Option holders may elect a "cashless exercise" of their vested options, under which they receive shares of common stock with a fair value equal to the intrinsic value of the options at the date of exercise, without any payment. Those option awards expected to be exercised via this cashless exercise are accounted for as variable plan awards and, as such, the Bank recognizes compensation expense equal to the change in the intrinsic value of such options during the period. The following table illustrates the effect on net income and earnings per share if the Bank had applied fair value recognition provisions to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



(Dollars in Thousands, except per share data)                         2002            2001            2000
                                                                    ----------------------------------------
Net income, as reported                                             $ 5,531         $ 3,682          $ 2,631
     Add total stock-based employee compensation expense
          determined under the intrinsic value based method
          for all awards, net of related tax effects                     66               5               --
     Deduct total stock-based employee compensation
           expense determined under the fair value based
           method for all awards, net of related tax effects           (192)            (93)            (174)
                                                                    ----------------------------------------
Pro forma net income                                                $ 5,405         $ 3,594          $ 2,457
                                                                    ========================================

Basic earnings per share                 As reported                   2.57            1.72             1.37
                                         Pro forma                     2.52            1.68             1.28

Diluted earnings per share               As reported                   2.51            1.69             1.34
                                         Pro forma                     2.46            1.65             1.25



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

The fair value estimates presented are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and therefore, current estimates of fair value may differ significantly from the amounts presented in these financial statements.

Reclassification: Certain amounts in the Consolidated Statements of Income for year ended December 2001 have been reclassified to conform to classifications for year ended December 31, 2002.

Recently issued accounting standards: Recently issued accounting standards are not expected to materially affect the Bank's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.       CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank, based on a percentage of certain deposits. The total required reserve balances as of December 31, 2002 and 2001 were approximately $4.6 million and $4.2 million respectively.

NOTE 3.       INVESTMENT SECURITIES

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of December 31, 2002 and 2001 are summarized as follows.



                                                                   DECEMBER 31, 2002
                                         ---------------------------------------------------------------------
(Dollars in Thousands)                                       ESTIMATED          ESTIMATED            ESTIMATED
                                         AMORTIZED           UNREALIZED         UNREALIZED             MARKET
                                            COST                GAINS             LOSSES               VALUE
                                         ---------------------------------------------------------------------

Mortgage-backed securities                $  3,814           $     --            $    (11)           $  3,803
State, county and municipal
  securities                                 5,928                252                  --               6,180
                                         ---------------------------------------------------------------------
                                          $  9,742           $    252            $    (11)           $  9,983
                                         =====================================================================




                                                                   December 31, 2001
                                         ---------------------------------------------------------------------
(Dollars in Thousands)                                       Estimated          Estimated            Estimated
                                         Amortized           Unrealized         Unrealized             Market
                                            Cost                Gains             Losses               Value
                                         ---------------------------------------------------------------------


U.S. Government agency securities         $  3,232           $     --            $    (12)           $  3,220
Mortgage-backed securities                   5,037                 38                  --               5,075
State, county and municipal
  securities                                 5,293                 38                (121)              5,210
                                         ---------------------------------------------------------------------
                                          $ 13,562           $     76            $   (133)           $ 13,505
                                         =====================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities held to maturity at December 31, 2002, by contractual maturity, are shown below. Mortgage-backed securities are excluded from the maturity categories because they are not due at a single due date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of prepayments.

                                                         Estimated
(Dollars in Thousands)                Amortized            Market
                                         Cost              Value
                                      ----------------------------
Due less than ten years                $   635            $   635
Due after ten years                      5,293              5,545
Mortgage-backed securities               3,814              3,803
                                      ----------------------------
                                       $ 9,742            $ 9,983
                                      ===========================

Securities available-for-sale: The amortized cost and fair values of securities available-for-sale as of December 31, 2002 and 2001 are summarized as follows:



                                                                    DECEMBER 31, 2002
                                        -----------------------------------------------------------------------
                                                            ESTIMATED            ESTIMATED            ESTIMATED
(Dollars in Thousands)                  AMORTIZED           UNREALIZED          UNREALIZED              MARKET
                                           COST               GAINS               LOSSES                VALUE
                                        -----------------------------------------------------------------------
U.S. Government corporations
  and agencies                          $  26,060           $   1,172            $      --            $  27,232
Corporate securities                       10,470                 422                   (5)              10,887
Mortgage-backed securities                136,234               2,139                 (109)             138,264
                                        -----------------------------------------------------------------------
                                        $ 172,764           $   3,733            $    (114)           $ 176,383
                                        =======================================================================



                                                                    December 31, 2001
                                        -----------------------------------------------------------------------
                                                            Estimated            Estimated            Estimated
                                        Amortized           Unrealized          Unrealized              Market
                                           Cost               Gains               Losses                Value
                                        -----------------------------------------------------------------------


U.S. Government corporations
  and agencies                          $  58,972           $   1,145            $    (397)           $  59,720
Corporate securities                       56,768                 904                 (193)              57,479
Mortgage-backed securities                 11,434                 166                  (41)              11,559
                                        -----------------------------------------------------------------------
                                        $ 127,174           $   2,215            $    (631)           $ 128,758
                                        =======================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Mortgage-backed securities are excluded from the maturity categories because they are not due at a single due date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of prepayments.

                                                             Estimated
                                             Amortized         Market
(Dollars in Thousands)                         Cost            Value
                                             -------------------------

Due in less than one year                    $   2,496      $   2,512
Due after one year through five years           29,022         30,390
Due after five years through ten years           5,012          5,217
Mortgage-backed securities                     136,234        138,264
                                             -------------------------
                                             $ 172,764      $ 176,383
                                             ========================

Securities available for sale with a carrying amount of $33.1 million and $40.2 million at December 31, 2002 and 2001, respectively, were pledged as collateral on public deposits, various lines of credit (see Note 9), repurchase agreements, and for other purposes as required or permitted by law.

Gross gains of $813 thousand, $222 thousand, and $12 thousand were realized from the sale of securities available for sale in the years ended December 31, 2002, 2001 and 2000, respectively. The income tax impact of these gains was $305 thousand, $83 thousand and $4 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.

Unrealized gains (losses) on securities available for sale for the years ended December 31, 2002, 2001 and 2000 are as follows:


(Dollars in Thousands)                                        2002                2001                2000
                                                            -----------------------------------------------
Unrealized holding gains arising during the period          $ 2,848             $ 1,385             $ 2,927
Less reclassification adjustment for gains realized
  in net income                                                 813                 222                  12
                                                            -----------------------------------------------
Net unrealized gains, before tax expense                      2,035               1,163               2,915
Tax expense                                                    (753)               (430)             (1,046)
                                                            -----------------------------------------------
Other comprehensive income                                  $ 1,282             $   733             $ 1,869
                                                            ===============================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other securities consist primarily of nonmarketable equity securities as follows at December 31, 2002 and 2001:

(Dollars in Thousands)                                     2002           2001
                                                         -----------------------
Federal Reserve Bank stock                               $   182         $   182
Federal Home Loan Bank stock                               2,178           1,707
Other securities                                              10              10
                                                         -----------------------
                                                         $ 2,370         $ 1,899
                                                         =======================


The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value.

NOTE 4.       LOANS

The composition of loans is as follows at December 31, 2002 and 2001:

(Dollars in Thousands)                                  2002             2001
                                                     --------------------------
Real estate:
  Construction and land development                  $  45,913        $  32,778
  Farmland                                               3,181            2,943
  One to four family residential                        87,841           74,917
  Multifamily residential                                2,506            3,521
  Nonfamily, nonresidential                             64,458           62,660
Agriculture                                              1,788            2,455
Commercial and industrial                               13,257           14,948
Consumer                                                11,645           14,421
Other                                                    2,262            2,225
                                                     --------------------------

                                                       232,851          210,868
Unearned discounts and loan fees                            (4)              (5)
                                                     --------------------------
                                                     $ 232,847        $ 210,863
                                                     ==========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank's recorded investment in impaired loans for which a specific allowance was recognized was $585 thousand and $133 thousand at December 31, 2002 and 2001, respectively. The specific allowance associated with these loans was $100 thousand and $50 thousand at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans during 2002 and 2001 was $316 thousand and $148 thousand, respectively. Interest income recognized on impaired loans, recognized for cash payments received in 2002, 2001 and 2000 was not significant.

Loans on non-accrual status totaled $678 thousand and $133 thousand at December 31, 2002 and 2001, respectively. Loans past due 90 days or more and still accruing interest totaled $60 thousand and $157 thousand at December 31, 2002 and 2001, respectively.

NOTE 5.       ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 are as follows:

(Dollars in Thousands)                          2002         2001         2000
                                              ---------------------------------
Balance, beginning                            $ 2,820      $ 2,453      $ 1,904
Provision for loan losses                         620          600          660
Loans charged off                                (226)        (267)        (153)
Recoveries of amounts charged off                  45           34           42
                                              ---------------------------------
Balance, ending                               $ 3,259      $ 2,820      $ 2,453
                                              =================================


NOTE 6.       BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

(Dollars in Thousands)                                           December 31,
                                                             -------------------
                                                               2002        2001
                                                             -------------------
Land and improvements                                        $ 1,699     $ 1,691
Buildings and improvements                                     1,528       1,423
Leasehold improvements                                           708         701
Furniture, fixtures and equipment                              4,798       4,297
                                                             -------------------
                                                               8,733       8,112
Less accumulated depreciation and amortization                 4,649       4,060
                                                             -------------------
                                                             $ 4,084     $ 4,052
                                                             ===================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.       TIME DEPOSITS

At December 31, 2002, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)

Year Ending December 31,                       Amount
------------------------------------------------------
2003                                         $  91,443
2004                                            27,463
2005                                             4,033
2006                                             2,951
2007                                             4,077
Thereafter                                         238
                                             ---------
                                             $ 130,205
                                             =========


NOTE 8.       INCOME TAXES

The net deferred tax effects of the primary temporary differences are as shown in the following table:

                                                            --------------------
(Dollars in Thousands)                                          December 31,
                                                            --------------------
                                                              2002        2001
                                                            --------------------
Deferred tax assets:
  Loan loss allowances                                      $ 1,120     $   970
  Other                                                         110          17
                                                            --------------------
Total deferred tax assets                                     1,230         987
                                                            --------------------
Deferred tax liabilities:
  Unrealized gain on available-for-sale securities           (1,339)       (586)
  Other                                                         (80)        (55)
                                                            --------------------
Total deferred tax liabilities                               (1,419)       (641)
                                                            --------------------
Net deferred tax assets (liabilities)                       $  (189)    $   346
                                                            ====================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes charged to operations for the years ended December 31, 2002, 2001 and 2000 consists of the following:

(Dollars in Thousands)                                 December 31,
                                          --------------------------------------
                                            2002           2001           2000
                                          --------------------------------------
Current tax expense
  Federal                                 $ 3,055        $ 1,894        $ 1,377
  State                                       486            326            243
Deferred tax expense                         (218)          (109)          (192)
                                          --------------------------------------
                                          $ 3,323        $ 2,111        $ 1,428
                                          ======================================


The provision for income taxes differs from the amount of income tax determined by applying the U. S. federal income tax rate to pretax income as follows:



(Dollars in Thousands)                                               Year Ended December 31,
                                              --------------------------------------------------------------------
                                                    2002                    2001                     2000
                                              --------------------------------------------------------------------
                                               Amount    Percent    Amount       Percent      Amount       Percent

Computed "expected" federal tax expense       $ 3,099     35.0 %    $ 2,028       35.0 %      $ 1,421       35.0 %


Increase in income taxes resulting from:
  State income taxes, net of federal tax
    benefit                                       317      3.6          204        3.5            137        3.4
  Other                                           (93)    (1.1)        (121)      (2.1)%         (130)      (3.2)
                                              --------------------------------------------------------------------
Provision for income taxes                    $ 3,323     37.5 %    $ 2,111       36.4 %      $ 1,428       35.2 %
                                              ====================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.       BORROWINGS AND PLEDGED ASSETS

Fed Funds Purchased and Securities Sold under Repurchase Agreements:

Indian River Bank had $5 million of overnight advances under the line of credit with the Federal Home Loan Bank at December 31, 2002 and no advances as of December 31, 2001, in addition to the advances discussed above.

Indian River Bank also has lines of credit of $30 million available for federal funds purchases with other correspondent banks. There were $4.3 million of advances at December 31, 2002 and no advances at December 31, 2001.

Indian River Bank has pledged securities with a carrying amount of approximately $22.6 million as collateral for repurchase agreements at December 31, 2002, with borrowings of $2.4 million and $13.2 million at December 31, 2002 and 2001, respectively.

Guaranteed preferred beneficial interests in Company's subordinated debentures:

On September 30, 2002, a wholly-owned statutory business trust established by the Company issued $7 million in guaranteed preferred beneficial interest in the trust ("trust-preferred securities"). The sole assets of the statutory business trust are a series of subordinated debentures of the Company in the amount of $7 million and related payments. The Company has fully and unconditionally guaranteed the statutory business trust's obligations under the trust-preferred securities, to the extent set forth in the guarantee agreement.

The subordinated debentures are unsecured and subordinate to all senior debt (as defined) of the Company. The subordinated debentures bear interest at a variable rate of 3 months LIBOR plus 3.45%, 5.34% for the quarterly period ended December 31, 2002, and mature on November 7, 2032. They are redeemable in whole or in part on or after November 7, 2007. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their maturity or earlier redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.       BORROWINGS AND PLEDGED ASSETS (CONTINUED)

Other borrowings consist of the following at December 31, 2002 and 2001:

(Dollars in Thousands)


                                                                                     --------------------------
                                                                                       2002               2001
                                                                                     --------------------------
Advance under line of credit with Colonial Bank, interest payable quarterly
  at an adjustable rate, 4.75% at December 31, 2002                                  $     --           $   570
Federal Home Loan Bank advances (a):
  Advance due May 25, 2011, interest payable
    quarterly at a fixed rate of 3.95%                                                 15,000            15,000
  Advance due January 25, 2011, interest payable
    quarterly at a fixed rate of 4.41%                                                 10,000            10,000
  Advance, interest payable monthly at a fixed rate of 6.44%, with equal semiannual principal payments of $143 thousand
    through September 2004                                                                571               857
  Convertible advance due March 2008, interest payable
    quarterly at a fixed rate of 5.51%.  In March 2003, the
    advance can be called at the option of the lender, at which time it can be converted into various other advance terms
    by the Bank                                                                         2,000             2,000
  Convertible advance due November 5, 2012, interest payable quarterly at a fixed rate of 2.47%.  In November 2005, the advance can be called at the option of the lender, at which time it can be converted into various other advance terms
    by the Bank                                                                         6,000                --
  Convertible advance due November 7, 2012, interest payable quarterly at a fixed rate of 3.35%.  In November 2007, the advance can be called at the option of the lender, at which time it can be converted into various other advance terms
    by the Bank                                                                         5,000                --
                                                                                     --------------------------
                                                                                     $ 38,571           $28,427
                                                                                     ==========================



(a) Indian River Bank has a secured line of credit with the Federal Home Loan Bank under which Indian River Bank can borrow up to a specified percentage of pledged assets or approximately $4.3 million at December 31, 2002. Advances under the line are collateralized by residential first mortgage loans with a balance of approximately $63.9 million at December 31, 2002 and Indian River Bank's stock in the Federal Home Loan Bank in the amount of $2.2 million at December 31, 2002.

The aggregate amounts of other borrowings and trust-preferred securities maturing in future years (based on the outstanding balance and interest rates as of December 31, 2002) are as follows: 2003 $286 thousand; 2004 $285 thousand; after 2007 $45.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.      STOCK BASED COMPENSATION

Under the terms of the 1999 Stock Option Plan, options to purchase shares of Indian River's common stock may be granted to directors and key officers/employees at a price that is not less than the fair market value of such stock at the date of the grant. Options granted to employees under the plan may be designated as incentive stock options. All options expire no more than ten years from the date of the grant, or three months after an employee's termination. In accordance with the plan, the aggregate number of shares for which options may be granted, the number of shares covered for each outstanding option, and the exercise price per share for each such option shall be proportionately adjusted for the payment of stock dividends or similar adjustments to the number of shares of common stock effected without the receipt of consideration by Indian River. At December 31, 2002, the number of shares eligible to be issued under the Plan was 366,025, and approximately 163,000 shares remained available for granting.

In December 1999, the Board of Directors adopted the Director Fee Stock Option Plan, under which each director is entitled to receive options to purchase shares of common stock in lieu of cash compensation for attendance at committee meetings. Options granted have an exercise price equal to the fair value of the common stock at the date of grant.

In 2001, Indian River adopted the Employee Tenure Stock Grant Plan, under which non-executive officer employees are granted one share of common stock for each year of service upon the anniversary date of their employment with Indian River, commencing with their fifth anniversary. In 2001, 315 shares of stock were granted. In 2002, 5,500 shares of common stock were authorized for issuance under this plan and 426 were granted.

A summary of the options activity for the years ended December 31, 2002, 2001 and 2000 is presented below (after adjusting for 10% stock dividends in 2002, 2001 and 2000, a 2 for 1 stock split effective March 31, 2000, and a 10% stock dividend declared in January 2003).

                                                             WEIGHTED-AVERAGE
                                             SHARES           EXERCISE PRICE
                                            ---------------------------------

Outstanding at December 31, 1999             142,913          $   13.23
Granted                                       59,151              16.36
Exercised                                    (16,339)             12.35
Forfeited                                       (825)             11.68
                                            ---------------------------------
Outstanding at December 31, 2000             184,900              14.32
Granted                                       51,355              19.53
Exercised                                    (84,266)             13.79
Forfeited                                     (6,271)             15.25
                                            ---------------------------------
Outstanding at December 31, 2001             145,718              16.68
Granted                                       39,432              23.92
Exercised                                    (19,030)             13.62
Forfeited                                     (3,920)             16.25
                                            ---------------------------------
Outstanding at December 31, 2002             162,200          $   18.41
                                            =================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002, the total options outstanding and exercisable were as follows:



                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
               -------------------------------------------------  ---------------------------------
  RANGE OF                  WEIGHTED-AVERAGE
  EXERCISE        NUMBER       REMAINING        WEIGHTED-AVERAGE    NUMBER         WEIGHTED-AVERAGE
   PRICES      OUTSTANDING   LIFE (IN YEARS)     EXERCISE PRICE   EXERCISABLE       EXERCISE PRICE
---------------------------------------------------------------------------------------------------
  $13 - 17        75,269          5.82              $ 14.91          61,039            $ 15.10
   19 - 22        49,960          8.03                19.61          49,960              19.61
   23 - 26        36,971          9.11                23.93          19,902              23.58
               ------------------------------------------------------------------------------------
    Total        162,200          7.25              $ 18.41         130,901            $ 18.11
               ====================================================================================




The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates of 4.8%, 5.1%, and 6.4%, no dividends and expected lives of 8 years, 7 years, and 7 years. Volatility was assumed to be zero because there is currently no market for Indian River's stock. The weighted-average fair value of options granted during 2002, 2001, and 2000 were $7.67, $6.71, and $5.77, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.      EARNINGS PER SHARE

Following is information about the computation of the earnings per share data for the years ended December 31, 2002, 2001 and 2000 (after adjusting for 10% stock dividends in 2002, 2001 and 2000, a 2 for 1 stock split effective March 31, 2000 and a 10% stock dividend declared in January 2003):



(In Thousands, except per share data)
                                                                                                   PER-SHARE
                                                               NUMERATOR        DENOMINATOR         AMOUNTS
                                                               --------------------------------------------
Year Ended December 31, 2002:
  Basic earnings per share, income available to
    common stockholders                                        $ 5,531             2,148             $ 2.57
                                                                                                     ======
  Effect of dilutive securities, options                            --                53
                                                               -------------------------

  Diluted earnings per share, income available
    to common stockholders plus assumed
    exercise of options                                        $ 5,531             2,201             $ 2.51
                                                               ============================================


Year Ended December 31, 2001:
  Basic earnings per share, income available to
    common stockholders                                        $ 3,682             2,137             $ 1.72
                                                                                                     ======
  Effect of dilutive securities, options                            --                41
                                                               -------------------------

  Diluted earnings per share, income available
    to common stockholders plus assumed
    exercise of options                                        $ 3,682             2,178             $ 1.69
                                                               ============================================


Year Ended December 31, 2000:
  Basic earnings per share, income available to
    common stockholders                                        $ 2,631             1,915             $ 1.37
                                                                                                     ======
  Effect of dilutive securities, options                            --                43
                                                               -------------------------
  Diluted earnings per share, income available
    to common stockholders plus assumed
    exercise of options                                        $ 2,631             1,958            $ 1.34
                                                               ===========================================



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.      RELATED PARTY TRANSACTIONS

Some of the directors of the Bank are also owners or executive officers in other business organizations. The Bank has made loans to these individuals and related companies, as well as to officers of the Bank which, in the opinion of management, are on the same terms as comparable transactions with others. Aggregate loans to these related parties totaled approximately $4.7 million and $3.8 million at December 31, 2002 and 2001, respectively. Aggregate borrowings on these loans totaled $2.9 million and repayments totaled $2.0 million for the year ended December 31, 2002. Commitments to extend additional credit to these related parties totaled approximately $2.6 million and $1.8 million at December 31, 2002 and 2001, respectively.

NOTE 13.      LEASES

The Bank leases various office facilities under operating leases expiring through 2012. Several of these leases have one or more options to renew for periods of three to five years each. Several of these leases provide for increases in rent in accordance with changes in the Consumer Price Index.

Future minimum rental payments required under the operating leases at December 31, 2002 were as follows:

(Dollars in Thousands)
Year Ending
December 31,                              Amount
-------------------------------------------------
2003                                     $   436
2004                                         389
2005                                         383
2006                                         297
2007                                         260
Thereafter                                 1,457
                                         -------
                                         $ 3,222
                                         =======


Total rent expense (including basic operating expenses) recorded by the Bank for the years ended December 31, 2002, 2001 and 2000, was $361 thousand, $378 thousand and $311 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.      OTHER OPERATING EXPENSES

A summary of other operating expenses is as follows for the years ended December 31, 2002, 2001 and 2000:

(Dollars in Thousands)                             2002        2001        2000
                                                  ------------------------------
Data processing                                   $1,317      $1,288      $  875
Advertising and business development                 598         206         313
Professional fees                                    294         298         138
Supplies and postage                                 465         595         414
Directors' fees                                      228         165         166
Miscellaneous                                      1,373       1,231       1,306
                                                  ------------------------------
                                                  $4,275      $3,783      $3,212
                                                  ==============================

NOTE 15.      SALARY SAVINGS 401(K) PLAN

The Bank sponsors a Salary Savings 401(k) Plan under which the Bank may elect to make discretionary contributions as may be determined by the Board of Directors. The Bank contributed $121 thousand, $106 thousand, and $82 thousand for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 16.      RESTRICTIONS ON RETAINED EARNINGS AND REGULATORY MATTERS

Indian River Bank is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency ("OCC"). Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2002, that the Bank could declare, without the approval of the OCC, amounted to approximately $9 million.

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

Quantitative measures established by regulation to ensure capital adequacy require Indian River and Indian River Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes Indian River and Indian River Bank meet all capital adequacy requirements to which they are subject as of December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    RESTRICTIONS ON RETAINED EARNINGS AND REGULATORY MATTERS (CONTINUED)

As of December 31, 2002, the most recent notification from the OCC categorized Indian River Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Indian River Bank's category.

Indian River's and Indian River Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.



(Dollars in Thousands)
                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                               For Capital         Prompt Corrective
                                                        Actual              Adequacy Purposes      Action Provisions
                                              ----------------------------------------------------------------------
As of December 31, 2002:
  Total Capital (to Risk-Weighted Assets):
   Consolidated                               $ 42,828         16.2%       $ 21,132        8.0%         n/a
   Indian River National Bank                   35,411         13.4          21,111        8.0      $ 26,388   10.0%
  Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                 39,569         15.0          10,566        4.0          n/a
   Indian River National Bank                   32,152         12.2          10,555        4.0        15,833    6.0
  Tier I Capital (to Average Assets):
   Consolidated                                 39,569          9.1          17,396        4.0          n/a
   Indian River National Bank                   32,152          7.4          17,386        4.0        21,732    5.0
As of December 31, 2001:
  Total Capital (to Risk-Weighted Assets):
   Consolidated                                 29,525         10.7          22,149        8.0          n/a
   Indian River National Bank                   29,314         10.6          22,144        8.0        27,680   10.0
  Tier I Capital (to Risk-Weighted Assets):
   Consolidated                                 26,705          9.6          11,075        4.0          n/a
   Indian River National Bank                   26,495          9.6          11,072        4.0        16,608    6.0
  Tier I Capital (to Average Assets):
   Consolidated                                 26,705          7.0          15,201        4.0          n/a
   Indian River National Bank                   26,495          7.0          15,199        4.0        18,999    5.0



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

These commitments were as follows at December 31, 2002 and 2001:

(Dollars in Thousands)                         2002             2001
                                            --------------------------
Commitments to extend credit                $ 55,436          $ 41,955
Credit card arrangements                       3,968             4,000
Standby letters of credit                        863             2,029
                                            --------------------------
                                            $ 60,267          $ 47,984
                                            ==========================

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

Standby letters of credit: Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees generally have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, equipment, and real estate, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2002 and 2001 no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Credit card arrangements: Credit card arrangements represent unsecured commitments to extend credit, which may be terminated by the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.      CONCENTRATIONS OF RISK

Most of the Bank's business activity is with customers located within its primary market area, which generally includes Central Florida. Included in the Bank's loan portfolio (see Note 4) is a concentration of loans related to real estate, a significant portion of which relates to residential real estate. A substantial portion of its debtors' abilities to honor their contracts is dependent upon the local economy. The economy of the Bank's primary market area is not heavily dependent on any individual economic sector.

Concentration by institution: The Bank also has a substantial concentration of funds with two banks at December 31, 2002. Such concentration consisted of federal funds sold and a deposit account balance that totaled $10.5 million and $18.8 million, at December 31, 2002 and 2001, respectively. The Bank has not experienced any losses on such accounts.

NOTE 19.      ADDITIONAL CASH FLOW INFORMATION

(Dollars in Thousands)                                            Year Ended December 31,
                                                       ---------------------------------------------
                                                          2002             2001              2000
                                                       ---------------------------------------------
Cash flows from securities:
  Securities available-for-sale:
    Proceeds from sales                                $   82,635       $   13,318        $    3,013
    Maturities, calls and paydowns                         40,628           88,276            26,324
    Purchases                                            (168,692)        (121,969)          (52,272)
  Securities held to maturity:
    Purchases                                                (635)          (6,399)           (5,031)
    Maturities, calls and paydowns                          4,574            4,624               476
  Purchase of other securities                               (471)            (197)             (904)
                                                       -----------------------------------------------
                                                       $  (41,961)      $  (22,347)       $  (28,394)
                                                      ================================================
Supplemental disclosures of cash flow information
  Cash payments for interest                           $    9,430       $   12,654        $   12,374
                                                       ===============================================
  Cash payments for income taxes                       $    3,323       $    2,685        $    1,717
                                                       ===============================================
Supplemental schedule of noncash investing and
  financing activities
  10% stock dividend                                   $    4,599       $    2,337        $    1,366

  2-for-1 stock split                                          --               --               697

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

Other borrowings and trust preferred securities: The fair value of borrowings with variable interest rates approximates their recorded book value due to interest rates that are near market rates. Fair values for fixed-rate borrowings are estimated using a discounted cash flow calculation that applies interest rates currently available on similar borrowings to a schedule of aggregated expected monthly payments due on those borrowings.

Other liabilities: The carrying amount of other liabilities approximates their fair value.

Commitments to extend credit and other off-balance-sheet financial instruments:
Consideration of the fair value of commitments to extend credit and letters of credit is based on fees charged to enter into similar agreements. Since the fees charged by the Bank are nominal, the estimate of fair value is negligible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.      FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Following is a summary of the carrying amounts and approximate fair values of the Bank's financial instruments at December 31, 2002 and 2001:

                                                  DECEMBER 31, 2002           December 31, 2001
                                              ----------------------------------------------------
                                              CARRYING         FAIR        Carrying        Fair
                                               AMOUNT          VALUE         Amount        Value
                                              ----------------------------------------------------
Cash and cash equivalents                     $  19,857      $  19,857     $  23,367     $  23,367
Investment securities (including
  Federal Reserve Bank and
  Federal Home Loan Bank stock)                 188,495        188,736       144,219       144,162
Loans receivable and loans held
   for sale                                     242,774        243,887       213,838       219,133
Accrued interest receivable                       2,207          2,207         2,783         2,783
Deposits                                        364,893        366,635       318,806       320,486
Federal funds purchased, securities
    sold under repurchase agreements
    and other borrowings                         50,269         53,968        41,583        43,244
Trust preferred securities                        7,000          7,000            --            --
Other liabilities                                 1,399          1,399         1,052         1,052
Commitments to extend credit                         --             --            --            --

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.      PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements for Indian River Banking Company only are presented below:

INDIAN RIVER BANKING COMPANY
PARENT COMPANY ONLY BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

(Dollars in Thousands)
ASSETS                                                              2002          2001
                                                                  ----------------------
Cash                                                              $  6,575      $    213
Investment in wholly-owned subsidiaries                             34,694        27,507
Other assets                                                           865           561
                                                                  ----------------------
                                                                  $ 42,134      $ 28,281
                                                                  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable and other borrowings                              $  7,217      $    570
  Other liabilities                                                     68             8
                                                                  ----------------------
                   TOTAL LIABILITIES                                 7,285           578

Stockholders' equity                                                34,849        27,703
                                                                  ----------------------
                                                                  $ 42,134      $ 28,281
                                                                  ======================
INDIAN RIVER BANKING COMPANY
PARENT COMPANY ONLY STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in Thousands)                                              2002          2001          2000
                                                                  -----------------------------------
Equity in net income of wholly-owned subsidiaries, net            $  5,687      $  4,003      $ 2,812
Interest income                                                         10            24           22
Other income                                                             4            --           --
                                                                  -----------------------------------
                                                                     5,701         4,027        2,834
                                                                  -----------------------------------
Expenses:
  Interest expense                                                     115            18          170
  Other expenses                                                       148           520          142
                                                                  -----------------------------------
                                                                       263           538          312
                                                                  -----------------------------------
                    INCOME BEFORE INCOME TAXES                       5,438         3,489        2,522
Provision for income taxes (benefit)                                  (93)          (193)        (109)
                                                                  -----------------------------------
                    NET INCOME                                    $  5,531      $  3,682      $ 2,631
                                                                  ===================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.      PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

INDIAN RIVER BANKING COMPANY
PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in Thousands)
                                                                    2002          2001          2000
                                                                  -----------------------------------
Cash flow from operating activities:
  Net income                                                      $  5,531      $  3,682      $ 2,631
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Equity in net income of wholly-owned subsidiaries, net          (5,687)       (4,003)      (2,812)
    Stock-based compensation                                           104             8           --
    Other                                                             (244)         (185)        (231)
                                                                  -----------------------------------
      NET CASH USED IN OPERATING ACTIVITIES                           (296)         (498)        (412)
                                                                  -----------------------------------

Cash flow from investing activities:
  Investment in subsidiaries                                          (217)           --       (2,800)
                                                                  -----------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                           (217)           --       (2,800)
                                                                  -----------------------------------

Cash flow from financing activities:
  Increase (decrease) in notes payable and other borrowings,
    net                                                              6,647           570       (1,845)
  Proceeds from issuance of stock                                       --            --        5,074
  Proceeds from exercise of stock options                              236            84           39
  Cash paid for fractional shares                                       (8)           (4)          (4)
                                                                  -----------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      6,875           650        3,264
                                                                  -----------------------------------
      INCREASE IN CASH AND CASH EQUIVALENTS                          6,362           152           52
Cash and cash equivalents:
  Beginning                                                            213            61            9
                                                                  -----------------------------------
  Ending                                                          $  6,575      $    213      $    61
                                                                  ===================================

NOTE 23.      SUBSEQUENT STOCK DIVIDEND

The number of shares outstanding and the related stockholders' equity accounts have been retroactively adjusted in the accompanying balance sheet as of December 31, 2002 to reflect a 10% stock dividend declared January 15, 2003.

NOTE 24.      LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Bank's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.      QUARTERLY DATA (UNAUDITED)

                                                          Year Ended December 31,
                                -----------------------------------------------------------------------------
                                                2002                                     2001
                                -----------------------------------------------------------------------------
                                Fourth     Third    Second     First    Fourth     Third    Second     First
                                Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                -----------------------------------------------------------------------------
                                               (Dollars in thousands, except per share data)
Interest income                 $ 6,267   $ 6,434   $ 6,506   $ 6,302   $ 6,596   $ 6,619   $ 6,436   $ 6,390
Interest expense                  2,128     2,162     2,333     2,590     2,879     3,281     3,239     3,317
                                -----------------------------------------------------------------------------
Net interest income               4,139     4,272     4,173     3,712     3,717     3,338     3,197     3,073
Provision for loan losses           180       180       130       130       180       180       120       120
                                -----------------------------------------------------------------------------
Net interest income, after
provision for loan losses         3,959     4,092     4,043     3,582     3,537     3,158     3,077     2,953
Noninterest income                1,251     1,100     1,100     1,548     1,322       871     1,002       737
Noninterest expense               3,149     2,957     2,927     2,798     2,810     2,459     3,103     2,492
                                -----------------------------------------------------------------------------
Income before taxes               2,061     2,235     2,226     2,332     2,049     1,570       976     1,198
Provision for income taxes          772       838       835       878       749       560       349       453
                                -----------------------------------------------------------------------------
Net income                      $ 1,289   $ 1,397     1,391   $ 1,454   $ 1,300   $ 1,010   $   627   $   745
                                =============================================================================

Earnings per common share
  Basic                         $  0.59   $  0.65   $  0.65   $  0.68   $  0.60   $  0.47   $  0.30   $  0.35
                                =============================================================================
  Diluted                       $  0.57   $  0.64   $  0.64   $  0.66   $  0.60   $  0.46   $  0.29   $  0.34
                                =============================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the material appearing at pages 6 to 7, 12 and 16 of Indian River's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 30, 2003 under the captions "Election of Directors - Nominees for Election as Directors, and "- Executive Officers who are not Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934".

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the material appearing at pages 8 to 15 of Indian River's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 30, 2003, under the captions "Directors' Compensation", "Executive Compensation", "Report of the Compensation Committee, and Stock Performance Comparison.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding options and other securities issuable and issued under our plans under which stock options or other equity based compensation may be granted.

                                             Equity Compensation Plan Information

                                                                                           Number of securities remaining
                                          Number of securities to     Weighted average     available for future issuance
                                          be issued upon exercise     exercise price of      under equity compensation
                                          of outstanding options,   outstanding options,    plans (excluding securities
          Plan category                     warrants and rights     warrants and rights       reflected in column (a)
-------------------------------------------------------------------------------------------------------------------------
                                                    (a)                      (b)                         (c)
Equity compensation plans
approved by security holders (1)                  132,816                  $18.31                      162,923
Equity compensation plans not
approved by security holders                       29,384 (2)              $18.86                        5,074 (3)
              Total                               162,200                  $18.41                      167,997

     (1) Reflects the 1995 and 1999 Stock Option Plan described further in Note 10 to the Consolidated Financial Statements and in response to Item 11.

     (2) Reflect options granted under the Directors Fee Stock Options Plan (the Director). No specific number of shares has been reserved for future issuances under the Director Plan. Under the Plan, every three years, the directors are granted options to purchase an aggregate of 2,100 shares for committee service for the upcoming three year period.

     (3) Represents shares available for issuance under the Employee Tenure Stock Grant Plan. This plan annually awards one share of common stock for each year of service to non executive officer employees upon the anniversary date of their employment with Indian River, commencing with their fifth anniversary. The Board of Directors may terminate the plan at any time.

         The other information required by this Item is incorporated by reference to the material appearing at pages 4 to 5 of Indian River's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 30, 2003 under the caption "Voting Securities and Principal Shareholders".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the material appearing at page 13 of Indian River's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 30, 2003 under the caption "Certain Relationships and Related Transactions".

ITEM 14. CONTROLS AND PROCEDURES

         Within the ninety days prior to the filing of this report, Indian River's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Indian River's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Indian River's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Indian River's internal controls or in other factors subsequent to the date of the evaluation that would significantly affect those controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

                  Consolidated Balance Sheets at December 31, 2001 and 2002 Consolidated Statements of Income for the years ended December 31, 2000, 2001 and 2002
                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002
                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002
                  Notes to the Consolidated Financial Statements
                  Report of Independent Auditors

(2)      Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

(3)      Exhibits

Exhibit No.                       Description of Exhibits
-----------                       -----------------------
 3(a)         Articles of Incorporation of Indian River, as amended (1)
 3(b)         Bylaws of Indian River (1)
 4(a)         Indenture, dated as of September 30, 2002 between Indian River
              Banking Company and Wells Fargo Bank, National Association, as
              trustee (2)
 4(b)         Amended and Restated Declaration of Trust, dated as of September
              30, 2002 among Indian River Banking Company, Wells Fargo Bank,
              National Association as Property Trustee, and Paul A. Beindorf,
              Diana L. Walker and Phillip L. Tasker as Administrative Trustees
              (2)
 4(c)         Guarantee Agreement dated as of September 30, 2002, between Indian
              River Banking Company and Wells Fargo Bank, National Association,
              as trustee (2)
10(a)         Indian River 1999 Stock Option Plan (3)
10(b)         Employment Agreement between Indian River National Bank and Paul
              A. Beindorf
10(c)         Employment Agreement between Indian River National Bank and
              Jeffrey R. Morton
10(d)         Change in Control Agreement between Indian River Banking Company,
              Indian River National Bank and Diana L. Walker
11            Statement of Computation of Per Share Earnings See Note 11 to the
              Consolidated Financial Statements
21            Subsidiaries of the Registrant
23            Consent of McGladrey & Pullen, LLP, Independent Auditors
99(a)         Certification of Paul A. Beindorf
99(b)         Certification of Phillip L. Tasker

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

(3) Incorporated by reference to exhibit 10(d) to Indian River's registration statement on Form SB-2 (No. 333-36688)

(B)      REPORTS ON FORM 8-K

         On October 18, 2002, Indian River filed a report on Form 8-K, under
Item 5, disclosing the issuance of a press release announcing third quarter earnings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               INDIAN RIVER BANKING COMPANY


Dated March 3, 2003                            By: /s/ Paul A. Beindorf
                                                   -----------------------------
                                                   Paul A. Beindorf, President
                                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                 TITLE                           DATE
/s/ Paul A. Beindorf           President, Chief Executive Officer            March 3, 2003
--------------------------     and Director (Principal Executive Officer)
Paul A. Beindorf

/s/ William C. Graves, IV      Director                                      March 3, 2003
--------------------------
William C. Graves, IV

/s/ Robert A. Grice            Director                                      March 3, 2003
--------------------------
Robert A. Grice

/s/ Griffin A. Greene          Chairman of the Board                         March 3, 2003
--------------------------
Griffin A. Greene

/s/ William B. Marine          Director                                      March 3, 2003
--------------------------
William B. Marine

/s/ John L. Minton             Director                                      March 3, 2003
--------------------------
John L. Minton

/s/ Keith H. Morgan            Director                                      March 3, 2003
--------------------------
Keith H. Morgan, Jr.

/s/ Daniel R. Richey           Director                                      March 3, 2003
--------------------------
Daniel R. Richey

/s/ Mary M. Rogers             Director                                      March 3, 2003
--------------------------
Mary M. Rogers

/s/ John David Smith           Director                                      March 3, 2003
--------------------------
John David Smith

/s/ Phillip L. Tasker          Treasurer and Chief                           March 3, 2003
--------------------------
Phillip L. Tasker              Financial Officer

                                  CERTIFICATION

I, Paul A. Beindorf, certify that:

1. I have reviewed this annual report on Form 10-K of Indian River Banking Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 3, 2003                        /s/ Paul A. Beindorf
                                           --------------------
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Phillip L. Tasker, certify that:

1. I have reviewed this annual report on Form 10-K of Indian River Banking Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 3, 2003                       /s/ Phillip L. Tasker
                                           ---------------------
                                           Treasurer and Chief Financial Officer