Form 10-Q
period 2003-03-31
INDIAN RIVER BANKING COMPANY
filed 2003-05-05
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003
                                                 --------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            -----------    ------------

                        Commission File Number 000-32643
                                               ---------

                         INDIAN RIVER BANKING COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                          59-2931518
   ------------------------------                        -------------------
  (State of other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

     958 20th Place, Vero Beach, Florida                      32960
  ----------------------------------------                  ----------
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

         As of April 24, 2003, the registrant had 2,171,992 shares of Common Stock outstanding.

Item 1 - Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

                                                     March 31,  December 31,
ASSETS                                                 2003        2002
----------------------------------------------------------------------------
                                                    (Unaudited)


Cash and due from banks                               $ 15,011   $ 18,856
Federal funds sold                                       1,732      1,001
                                                      -------------------
              Total cash and cash equivalents           16,743     19,857

Securities available for sale                          228,070    176,383
Securities held to maturity                              7,980      9,742
Other securities                                         2,570      2,370
Loans held for sale                                      8,104     13,186
Loans, net of allowance for loan loss                  231,454    229,588
Bank premises and equipment, net                         4,312      4,084
Accrued interest receivable                              2,266      2,207
Other assets                                             1,074        780
                                                      -------------------
              TOTAL ASSETS                            $502,573   $458,197
                                                      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Noninterest-bearing demand deposits                $ 58,986   $ 66,883
   Interest-bearing deposits:
       NOW and money market                             85,497     51,777
       Savings                                         115,560    116,028
       Time deposits                                   136,416    130,205
                                                      -------------------
              TOTAL DEPOSITS                           396,459    364,893
    Guaranteed preferred beneficial interests
      in Company's subordinated debentures               7,000      7,000
    Other borrowings                                    61,574     50,269
    Other liabilities                                    1,916      1,186
                                                      -------------------
              TOTAL LIABILITIES                        466,949    423,348
                                                      -------------------
Stockholders' Equity
   Common stock                                          2,172      2,163
   Capital surplus                                      27,604     27,427
   Retained earnings                                     4,221      2,979
   Accumulated other comprehensive income                1,627      2,280
                                                      -------------------
              TOTAL STOCKHOLDERS' EQUITY                35,624     34,849
                                                      -------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $502,573   $458,197
                                                      ===================

           See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

(In Thousands, Except Per Share Data)
                                                            2003      2002
---------------------------------------------------------------------------
Interest income:

   Loans and fees on loans                                 $4,172    $4,170
   Investment securities and due from banks                 1,965     2,055
   Federal funds sold                                          34        77
                                                           ----------------
                                                            6,171     6,302
                                                           ----------------
Interest expense:
   Deposits                                                 1,570     2,208
   Other                                                      530       382
                                                           ----------------
                                                            2,100     2,590
                                                           ----------------
        NET INTEREST INCOME                                 4,071     3,712
Provision for loan losses                                     175       130
                                                           ----------------
        NET INTEREST INCOME AFTER PROVISION
           FOR LOAN LOSSES                                  3,896     3,582
                                                           ----------------
Other income:
   Service charges and fees                                   570       398
   Gain on sale of securities                                 147       691
   Gain on sale of loans                                      581       297
   Other                                                      197       162
                                                           ----------------
                                                            1,495     1,548
                                                           ----------------
Other expense:
   Salaries and benefits                                    1,742     1,377
   Occupancy and equipment                                    430       381
   Data processing                                            368       352
   Other operating expenses                                   848       688
                                                           ----------------
                                                            3,388     2,798
                                                           ----------------
        INCOME BEFORE INCOME TAXES                          2,003     2,332
Provision for income taxes                                    748       878
                                                           ----------------
        NET INCOME                                         $1,255    $1,454
                                                           ================
Basic earnings per share                                   $ 0.58    $ 0.68
                                                           ================
Diluted earnings per share                                 $ 0.56    $ 0.66
                                                           ================
Dividends per share                                        $   --    $   --
                                                           ================


           See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

(In Thousands)


                                                                          Accumulated
                                      Common Stock                          Other          Total      Comprehensive
                                    ---------------   Capital  Retained  Comprehensive  Stockholders'    Income
                                    Shares   Amount   Surplus  Earnings     Income         Equity        (Loss)
----------------------------------- ------   ------   -------   -------  -------------  -------------  ------------
Balance, January 1, 2002             1,772   $1,772   $16,456   $ 8,478     $  998         $ 27,704
     10% stock dividend, applied
     retroactively                     177      177     4,422    (4,599)        --               --
                                     ------------------------------------------------------------------------------
Balance, January 1, 2002, as
  adjusted                           1,949    1,949    20,878     3,879        998           27,704
     Fractional shares                  --       --        --        (8)        --               (8)
     Stock options exercised             1        1        20        --         --               21
     Stock-based compensation           --       --        --        --         --               --
     Comprehensive Income (loss):
         Net income                     --       --        --     1,454         --            1,454       $ 1,454
         Other comprehensive
          income, unrealized loss
          on securities, net of tax     --       --        --        --     (1,754)          (1,754)       (1,754)
                                                                                                         ----------
       Comprehensive Income (loss)                                                                        $  (300)
                                     --------------------------------------------------------------------==========
Balance, March 31, 2002              1,950   $1,950   $20,898   $ 5,325   $   (756)        $ 27,417
                                     ==============================================================

Balance, January 1, 2003             1,966   $1,966   $21,201   $ 9,402   $  2,280         $ 34,849
     10% stock dividend, applied
     retroactively                     197      197     6,226    (6,423)        --               --
                                     ------------------------------------------------------------------------------
Balance, January 1, 2003, as
   adjusted                          2,163    2,163    27,427     2,979      2,280           34,849
     Fractional shares                  --       --        --       (13)        --              (13)
     Stock options exercised             9        9       161        --         --              170
     Stock-based compensation           --       --        16        --         --               16
     Comprehensive Income:
        Net income                      --       --        --     1,255         --            1,255       $ 1,255
        Other comprehensive
        income, unrealized loss
        on securities, net of tax       --       --        --        --       (653)            (653)         (653)
                                                                                                          ---------
Comprehensive Income                                                                                      $   602
                                     ---------------------------------------------------------------------===========
Balance, March 31, 2003              2,172   $2,172   $27,604   $ 4,221    $ 1,627         $ 35,624
                                     ===============================================================


            See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

(In Thousands)
                                                           2003          2002
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                           $   1,255    $   1,454
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                           153          143
      Provision for loan losses                               175          130
      Proceeds from sale of loans originated
        for resale                                         29,870       16,776
      Origination of loans for resale                     (24,207)     (14,065)
      Gain on sale of loans                                  (581)        (297)
      Stock-based compensation                                 16           --
      Amortization of premiums and discounts, net             511           (9)
      Gain on sale of securities                             (147)        (691)
      Decrease (increase) in accrued interest
        receivable                                            (59)         164
      Decrease in other assets                                 90            8
      Increase in  other liabilities                          730          797
                                                        -----------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           7,806        4,410
                                                        -----------------------
Cash Flows From Investing Activities
   Cash flows from securities, net                        (51,526)     (27,696)
   Loan originations, net of collections                   (2,041)      (5,372)
   Purchases of premises and equipment                       (381)         (60)
                                                        -----------------------
        NET CASH USED BY INVESTING ACTIVITIES             (53,948)     (33,128)
                                                        -----------------------
Cash Flows From Financing Activities
   Net increase in deposits                                31,566       18,057
   Net increase in other borrowings                        11,305        2,667
     Proceeds from exercise of stock options                  170           21
     Cash paid for fractional shares                          (13)          (8)
                                                        -----------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES          43,028       20,737
                                                        -----------------------
        NET DECREASE IN CASH AND CASH EQUIVALENTS          (3,114)      (7,981)
Cash and cash equivalents:
   Beginning                                               19,857       23,367
                                                        -----------------------
   Ending                                               $  16,743    $  15,386
                                                        =======================

           See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Indian River Banking Company, which are unaudited, except for the condensed consolidated balance sheet at December 31, 2002, which is derived from the audited consolidated balance sheet at that date, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to Indian River Banking Company's consolidated financial statements and the notes thereto for the year ended December 31, 2002.

The accompanying condensed consolidated financial statements include the accounts of Indian River Banking Company ("Indian River") and its wholly-owned subsidiaries, Indian River National Bank ("Indian River Bank"), a federally-chartered independent community bank and its wholly owned subsidiary Indian River Real Estate, LLC, Indian River Title Company, LLC, IRNB Insurance Services, LLC, and Indian River Capital Trust I, collectively referred to as "Indian River". All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.     INVESTMENT SECURITIES

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of March 31, 2003 and December 31, 2002 are summarized as follows.

(In Thousands)                                  March 31, 2003
                                ------------------------------------------------
                                            Estimated      Estimated   Estimated
                                Amortized   Unrealized    Unrealized     Market
                                   Cost       Gains         Losses       Value
                                ------------------------------------------------
Mortgage-backed securities      $   694       $  --          $  --      $   694
State, county and municipal
   securities                     7,286         233             --        7,519
                                ------------------------------------------------
                                $ 7,980       $ 233          $  --      $ 8,213
                                ================================================

                                               December 31, 2002
                                ------------------------------------------------
                                            Estimated      Estimated   Estimated
                                Amortized   Unrealized    Unrealized     Market
                                   Cost       Gains         Losses       Value
                                ------------------------------------------------
Mortgage-backed securities      $ 3,814       $  --         $ (11)      $ 3,803
State, county and municipal
   securities                     5,928         252            --         6,180
                                ------------------------------------------------
                                $ 9,742       $ 252         $ (11)      $ 9,983
                                ================================================

Securities available for sale: The amortized cost and fair values of securities available for sale as of March 31, 2003 and December 31, 2002 are summarized as follows:

(In Thousands)                                  March 31, 2003
                                ------------------------------------------------
                                            Estimated      Estimated   Estimated
                                Amortized   Unrealized    Unrealized     Market
                                   Cost       Gains         Losses       Value
                                ------------------------------------------------
U.S. Government corporations
   and agencies                 $  19,056    $ 1,031        $   --     $  20,087
Corporate securities                4,933        306            --         5,239
Mortgage-backed securities        201,498      1,609          (363)      202,744
                                ------------------------------------------------
                                $ 225,487    $ 2,946        $ (363)    $ 228,070
                                ================================================

                                               December 31, 2002
                                ------------------------------------------------
                                            Estimated      Estimated   Estimated
                                Amortized   Unrealized    Unrealized     Market
                                   Cost       Gains         Losses       Value
                                ------------------------------------------------
U.S. Government corporations
   and agencies                 $  26,060    $ 1,172        $   --     $  27,232
Corporate securities               10,470        422            (5)       10,887
Mortgage-backed securities        136,234      2,139          (109)      138,264
                                ------------------------------------------------
                                $ 172,764    $ 3,733        $ (114)    $ 176,383
                                ================================================


Note 3.     Loans

The composition of net loans is as follows at March 31, 2003 and December 31, 2002:

(In Thousands)                                          March 31,   December 31,
                                                           2003        2002
                                                        ------------------------
Real estate:
   Construction, land development and other land loans  $  43,756    $  45,913
   Farmland                                                 2,087        3,181
   One to four family residential                          91,053       87,841
   Multifamily residential                                  2,259        2,506
   Nonfarm, nonresidential                                 68,156       64,458
Agriculture                                                 1,291        1,788
Commercial and industrial                                  13,195       13,257
Consumer                                                   11,092       11,645
Other                                                       1,972        2,262
                                                        ----------------------
                                                          234,861      232,851
Less: Allowance for loan losses                            (3,403)      (3,259)
      Unearned discounts and loan fees                         (4)          (4)
                                                        ----------------------
Loans, net                                              $ 231,454    $ 229,588
                                                        ======================

Indian River's recorded investment in impaired loans for which a specific allowance was recognized was $807 thousand and $585 thousand at March 31, 2003 and December 31, 2002, respectively. The specific allowance associated with these loans was $175 thousand and $100 thousand at March 31, 2003 and December 31, 2002, respectively. The average recorded investment in impaired loans during the first quarter of 2003 was $269 thousand compared to $140 thousand for comparable quarter in 2002. Interest income recognized on impaired loans, recognized for cash payments during the first quarter of 2003 and 2002 was not significant.

NOTE 4.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002 is as follows:

(In Thousands)
                                        2003            2002
                                        ----            ----
Balance, beginning                    $ 3,259          $ 2,819
                                      -------          -------
  Charge-offs:
    Commercial and industrial              (6)              (2)
    Loans to individuals                   (5)             (48)
    Credit Cards                          (20)              --
    Other loans                           (14)              (7)
                                      -------          -------
Total                                     (45)             (57)
                                      -------          -------
Recoveries:
   Loans to individuals                     7               12
   Credit Cards                             2               --
   Other loans                              5                1
                                      -------          -------
Total                                      14               13
                                      -------          -------
Net charge-offs                           (31)             (44)
Provision for loan losses                 175              130
                                      -------          -------
Balance, ending                       $ 3,403          $ 2,905
                                      =======          =======



NOTE 5.     EARNINGS PER SHARE

Basic earnings per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding, adjusted for stock dividends and splits occurring subsequent to period-end (the denominator). Diluted earnings per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. Diluted earnings per share are calculated using the Treasury Method.

Following is information about the computation of the earnings per share data for the three months ended March 31, 2003 and 2002 respectively (after adjusting for 10% stock dividends in 2003 and 2002):



 (In Thousands, Except Per Share Data)                                              Common             Per-Share
                                                             Net Earnings           Shares              Amounts
                                                             ---------------------------------------------------
Three Months Ended March 31, 2003:
   Basic earnings per share, income available to
      common stockholders                                        $1,255              2,163             $   0.58
                                                                                                       ========
      Effect of dilutive securities, options                         --                 79
                                                                 -------------------------

   Diluted earnings per share                                    $1,255              2,242             $   0.56
                                                                 ==============================================




                                                                                    Common             Per-Share
                                                             Net Earnings           Shares              Amounts
                                                             ---------------------------------------------------

Three Months Ended March 31, 2002:
   Basic earnings per share, income available to
      common stockholders                                        $1,454              2,144             $   0.68
                                                                                                       ========
      Effect of dilutive securities, options                         --                 52
                                                                 -------------------------

   Diluted earnings per share                                    $1,454              2,196             $   0.66
                                                                 ==============================================


NOTE 6.     OTHER BORROWINGS

Other borrowings consist of the following at March 31, 2003 and December 31, 2002:



(In Thousands)                                                                       March 31,        December 31,
                                                                                       2003               2002
                                                                                   --------------------------------

Advance under line of credit with Colonial Bank, interest
 payable quarterly at an adjustable rate, 4.75% at March 31, 2003                     $    --           $    --
Federal Home Loan Bank advances:
   Advance, interest payable monthly at a fixed rate of 6.44%, with equal
      semiannual principal payments of $142 through September 2004                        428               571
   Convertible advance due March 2008, interest payable quarterly at a fixed
      rate of 5.51%                                                                     2,000             2,000
   Convertible advance due January 2011, interest payable quarterly
      at a fixed rate of 4.41%                                                         10,000            10,000
   Convertible advance due May 2011, interest payable quarterly
      at a fixed rate of 3.95%                                                         15,000            15,000
   Convertible advance due November 2012, interest payable quarterly
      at a fixed rate of 2.47%                                                          6,000             6,000
   Convertible advance due November 2012, interest payable quarterly
      at a fixed rate of 3.35%                                                          5,000             5,000
Securities sold under repurchase agreements                                            13,496             2,398
Federal funds purchased, interest payable daily at a rate that adjusts daily            9,650             9,300
                                                                                      -------------------------
                                                                                      $61,574           $50,269
                                                                                      =========================



NOTE 7.     STOCK DIVIDEND

Stockholders' equity accounts have been retroactively adjusted in the accompanying balance sheet as of December 31, 2002 to reflect a 10% stock dividend declared in January 2003.

NOTE 8.     TRUST PREFERRED SECURITIES

On September 30, 2002, a wholly-owned statutory business trust established by Indian River issued $7 million in guaranteed preferred beneficial interests in the trust ("trust-preferred securities"). The sole assets of the statutory business trust are a series of subordinated debentures of Indian River in the amount of $7 million and related payments. Indian River has fully and unconditionally guaranteed the statutory business trust's obligations under the trust-preferred securities, to the extent set forth in the guarantee agreement.

The subordinated debentures are unsecured and subordinate to all senior debt (as defined) of Indian River. The subordinated debentures bear interest at a variable rate of 3 month LIBOR plus 3.45%, 4.79% for the quarterly period ended March 31, 2003 and mature on November 7, 2032. They are redeemable in whole or in part on or after November 7, 2007. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their maturity or earlier redemption.

NOTE 9.     STOCK BASED COMPENSATION

Under the terms of the 1999 Stock Option Plan, options to purchase shares of Indian River's common stock may be granted to directors and key officers/employees at a price that is not less than the fair market value of such stock at the date of the grant. Options granted to employees under the plan may be designated as incentive stock options. All options expire no more than ten years from the date of the grant, or three months after an employee's termination. In accordance with the plan, the aggregate number of shares for which options may be granted, the number of shares covered for each outstanding option, and the exercise price per share for each such option shall be proportionately adjusted for the payment of stock dividends or similar adjustments to the number of shares of common stock effected without the receipt of consideration by Indian River. At March 31, 2003, the number of shares eligible to be issued under the Plan was 366,025, and approximately 133,000 shares remained available for granting.

In December 1999, the Board of Directors adopted the Director Fee Stock Option Plan, under which each director is entitled to receive options to purchase shares of common stock in lieu of cash compensation for attendance at committee meetings. Options granted have an exercise price equal to the fair value of the common stock at the date of grant.

The following is a summary of stock option transactions during the three-month periods ended March 31, 2003 and 2002 (All options and option price per share information has been adjusted to reflect the stock dividend in 2002 and 2003):

                                                      Weighted-Average
                                           Shares      Exercise Price
                                          --------------------------
Outstanding at December 31, 2001          145,718         $   16.68
Granted                                    26,776             23.14
Exercised                                  (1,315)            16.13
                                          --------------------------
Outstanding at March 31, 2002             171,179         $   17.47
                                          =========================

Outstanding at December 31, 2002          162,200         $   18.41
Granted                                    50,490             32.73
Exercised                                  (8,880)            19.07
                                          -------------------------
Outstanding at March 31, 2003             203,810         $   21.93
                                          =========================

Indian River accounts for its stock option plans using the intrinsic value method provided under APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, Indian River has recognized no compensation cost for stock options granted, as all options granted had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. Option holders may elect a "cashless exercise" of their vested options, under which they receive shares of common stock with a fair value equal to the intrinsic value of the options at the date of exercise, without any payment. Those option awards expected to be exercised via this cashless exercise are accounted for as variable plan awards and, as such, Indian River recognizes compensation expense equal to the change in the intrinsic value of such options during the period. The following table illustrates the effect on net income and earnings per share if Indian River had applied fair value recognition provisions to stock-based employee compensation.

The fair value of each option granted is estimated on the date of the grant using the Bank-Scholes option-pricing model with the following assumptions for grants during 2003: risk-free interest rate of 4.9%, no dividends and expected lives of 8 years. Volatility was assumed to be zero because there is currently no market for Indian River's stock. The weighted-average fair value of options granted during 2003 was $11.45.


(Dollars in Thousands, except per share data)                 March 31, 2003    March 31, 2002
                                                            -------------------------------------

Net income, as reported                                          $ 1,255            $ 1,454
     Add total stock-based employee compensation expense
      determined under the intrinsic value based method
      for all awards, net of related tax effects                      10                 --
     Deduct total stock-based employee compensation
      expense determined under the fair value based
      method for all awards, net of related tax effects             (133)               (48)
                                                                 --------------------------
Pro forma net income                                             $ 1,132            $ 1,406
                                                                 ==========================

Basic earnings per share          As reported                    $  0.58            $  0.68
                                  Pro forma                      $  0.52            $  0.66

Diluted earnings per share        As reported                    $  0.56            $  0.66
                                  Pro forma                      $  0.50            $  0.64


NOTE 10.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Indian River, in the normal course of business, is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. The contractual amounts of these instruments reflect Indian River's involvement in particular classes of financial instruments.

Indian River's exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. Indian River uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

These commitments were as follows at March 31, 2003:

(Dollars in Thousands)                  2003
                                      --------
Commitments to extend credit          $ 71,187
Credit card arrangements                 4,095
Standby letters of credit                  790
                                      --------
                                      $ 76,072
                                      ========

NOTE 11.      ADDITIONAL CASH FLOW INFORMATION

(Dollars in Thousands)                                  Quarter Ended March 31,
                                                          2003         2002
                                                        -----------------------
Cash flows from securities:
  Securities available-for-sale:
    Proceeds from sales                                 $  5,672     $ 60,079
    Maturities, calls and paydowns                        21,983        4,115
    Purchases                                            (80,729)     (91,890)
  Securities held to maturity:
    Purchases                                             (1,358)          --
    Maturities, calls and paydowns                         3,106           --
  Purchase of other securities                              (200)          --
                                                        ---------------------
                                                        $(51,526)    $(27,696)
                                                        =====================
Supplemental disclosures of cash flow information
  Cash payments for interest                            $  2,096        2,680
                                                        =====================
  Cash payments for income taxes                        $    748     $    878
                                                        =====================

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

General
-------

         Indian River Banking Company ("Indian River") is a one-bank holding company for Indian River National Bank ("Indian River Bank") and is headquartered in Vero Beach, Florida. Indian River Bank is a growing community bank serving individuals and small to medium sized businesses with special focus on real estate related lending and the professional community. The Bank operates four branches in Indian River County and four branches in Brevard County. The Bank offers deposit accounts and associated services to businesses and individuals and makes loans and invests in qualified securities. In addition, the Bank's income includes fees on deposit accounts and loans.

FINANCIAL CONDITION
-------------------

Total Assets
------------

         Indian River's total assets were $502.6 million at March 31, 2003, a 9.68% increase from $458.2 million at December 31, 2002. The increase in Indian River's asset base was due to deposit growth and an increase in other borrowings. Indian River anticipates that deposit growth for the remainder of 2003 will continue at more modest level.

Investments
-----------

         Indian River's investment portfolio increased $49.9 million during the first quarter of 2003, primarily as a result of growth in deposits and other borrowings of $42.7 million. Total loans outstanding (both portfolio loans and loans held for sale) declined $3.2 million during the same period.

         During the first quarter of 2003 Indian River purchased $84.2 million in securities. In addition to funding growth, Indian River's existing investment securities generated $33.3 million in cash flow from sales, maturities, securities being called, and repayments on mortgage-backed securities. In investing excess funds in the current rate environment Indian River attempts to maximize return while minimizing possible adverse exposure to rising rates. In balancing these somewhat conflicting objectives, Indian River's purchases during the three months ended March 31, 2003 were primarily weighted towards planned amortization class collateralized mortgage obligations and amortizing mortgage-backed securities with final maturities of ten years or less. These instruments should have the most stable average lives in the current rate environment.

         Indian River examines the investment portfolio's sensitivity to the effects of potential rising interest rates by monitoring overall portfolio duration. This is particularly critical during periods when excess cash results in significant purchases of investment securities. At March 31, 2003 the modified duration of Indian River's investment portfolio was 2.92 years as compared to 2.54 years at December 31, 2002. It is Indian River's current strategy to maintain the portfolio's duration at three years or less. This level is consistent with Indian River's overall asset/liability management policies.

         Indian River anticipates that the investment portfolio will continue generate considerable cash flow as consumers refinance the residential mortgages underlying the securities in the portfolio. This will consequently result in significant investment security purchases during the remainder of 2003, irrespective of excess funds generated from deposit growth

Loans Receivable
----------------

         Loans were $231.5 million at March 31, 2003, an increase of $1.9 million, or 0.81%, from December 31, 2002. Loan increases since December 31, 2002 were in the category of non farm, non residential real estate ($3.7 million or 5.74%) and in the category of one-to-four family residential real estate loans ($3.2 million, or 3.66%). There were also several loan categories that experienced decreases, those being in construction, land development and other land loans ($2.2 million, or 4.70%), farmland ($1.1 million, or 34.4%), multi family residential ($246 thousand, or 9.84%), agriculture ($496 thousand, or 27.76%), commercial loans ($62 thousand, or 0.47%), consumer loans ($553 thousand, or 4.75%), and other loans ($291 thousand, or 12.84%).

Deposits
--------

         Indian River's deposits increased $31.6 million, or 8.65%, from $364.9 million at December 31, 2002 to $396.5 million at March 31, 2003. Increases occurred in NOW and money market accounts ($33.7 million, or 65.13%) and time deposits ($6.2 million, or 4.77%). The increase in NOW and money market account balances can be primarily attributed to a special money market rate that was offered with the opening of the new Sarno Branch, Indian River's eighth branch, during the first quarter of 2003. Time deposits increases can be attributed to several new time deposits, at current offering rates, with balances greater than $1 million that were opened during the first three months of 2003. These accounts were the result of new public deposit accounts as well as new personal accounts. These customers also established other deposit accounts with Indian River.

         In the first quarter of 2003, savings accounts decreased slightly by $468 thousand, or 0.40%. There was also a $7.9 million, or 11.81%, decrease in non interest bearing demand deposits. This can be primarily attributed to the movement of over $10 million from a non interest bearing deposit to an overnight repurchase agreement account at the beginning of 2003. At year end 2002 the funds were moved out of the repurchase agreement account and into a non interest bearing deposit account and moved back into a repurchase agreement account at the beginning of 2003.

Stockholders' Equity
--------------------

         Total stockholders' equity increased by $775 thousand, or 2.22%, during the first three months of 2003. Net income of $1.3 million was offset by a $653 thousand decrease in accumulated other comprehensive income. Accumulated other comprehensive income for Indian River consists of the net unrealized gain or loss on investments available for sale.

Results of Operations
---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net Income
----------

         For the first three months of 2003, Indian River recorded net income of $1.3 million. This was $199 thousand, or 13.68%, less than the $1.5 million in net income recorded for the first three months of 2002. Basic earnings per share decreased $0.10 during the three months ended March 31, 2003, to $0.58, as compared to $0.68 per share during the comparable period of 2002 (as adjusted to reflect the 10% stock dividend in 2003 and 2002). Diluted earnings per share decreased from $0.66 to $0.56 during the first three months of 2003, as compared to the same period in 2002. Before the effect of gains from security transactions, the Indian River earned $1.2 million in the first quarter of 2003, compared to $1.0 million earned in the first quarter of 2002. During the first quarter of 2002, Indian River began restructuring its investment portfolio to reduce credit and interest rate risk and exposure to corporate securities, and as a result recognized an unusually high level of gains.

         Net interest income increased $359 thousand, or 9.66%, for the first three months of 2003 compared to the same period in 2002. This increase in net interest income was offset by a decrease in other income of $53 thousand, or 3.44%, an increase in the provision for loan losses of $45 thousand, or 34.31%, an increase in other expenses of $590 thousand, or 21.08%. There was a decrease in taxes on income of $130 thousand, or 14.82%.

Net Interest Income
-------------------

         Net interest income increased to $4.1 million for the first three months of 2003 from $3.7 million for the same period in 2002. The $359 thousand, or 9.66%, increase in net interest income was mainly the result of a $490 thousand, or 18.93% decrease in interest expense. Yields on Indian River's interest-earning assets decreased by 106 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 98 basis points. This resulted in a decrease in the interest rate spread to 3.36% for the first three months of 2003 from 3.44% for the first three months of 2002. Net interest margin also decreased to 3.71% from 3.94%. The ratio of average interest-earning assets to average interest-bearing liabilities for the first three months of 2003 was 1.18%, consistent with the 1.18% for the first three months of 2002.

         Total interest income for the first three months of 2003 was $6.2 million compared to $6.3 million for the same period in 2002. The main factor in the $132 thousand, or 2.09%, decrease in interest income is due to the 106 basis point decrease in the average yields on interest-earning assets. This decrease more than offset the $62.4 million, or 16.33%, increase in average interest-earning assets.

         Indian River's average loans increased $26.9 million, or 12.47%, and the related yield decreased to 6.97% for the first three months of 2003 from 7.83% in 2002. During the same period, average investment securities increased $42.4 million, or 28.74%, and the related yield decreased to 4.20% from 5.65%. Yields on investment securities were impacted more dramatically due to the increase in the total portfolio from the first quarter of 2002. Additionally, the sale and call of investment securities during the first three months of 2002 resulted in the reinvestment of the proceeds in lower yielding securities. Indian River's average federal funds sold decreased by $6.9 million, or 36.45%, and the related yield decreased to 1.16% for the first three months of 2003 from 1.66% in 2002. The decrease in yields on earning assets was largely offset by the 98 basis point decrease in average rates paid on deposits and other borrowings.

         Total interest expense for the first three months of 2003 was $2.1 million, a decrease of 18.93% from $2.6 million for the same period in 2002. The decrease in total expense can be attributed to the decrease in the related rates on deposits and other borrowings, which offset the $52.4 million, or 16.20%, increase in the average balances outstanding of interest-bearing liabilities for the first three months of 2003 compared to the same period in 2002. The related rate decreased to 2.27% for the first three months of 2003 from 3.25% in 2002. The average rate paid on certificates of deposit decreased to 2.94% for the first three months of 2003 from 4.24% for the first three months of 2002. Rates on other short term borrowings decreased from 1.91% in 2002 to 1.87% in 2003. Short term borrowings include federal funds purchased and overnight repurchase agreements. Rates on other long term borrowings decreased from 4.34% to 4.13%. Long term borrowings include Federal Home Loan Bank advances and proceeds from issuance of trust preferred securities.

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


                                                                        Three months Ended March 31,
                                                                 2003                                     2002
                                                ----------------------------------------------------------------------------
(In Thousands)
                                                Average                         Average   Average                   Average
Assets:                                         Balance        Interest          Yield    Balance        Interest    Yield
                                                -------        --------         -------   -------        --------   --------

Investments (1)                                 $189,736       $  1,965          4.20%    $147,384       $  2,055     5.65%
Federal funds sold                                11,980             34          1.16%      18,850             77     1.66%
Loans receivable (2) less loans
in process                                       242,832          4,172          6.97%     215,914          4,170     7.83%
                                                --------       ----------------------     --------       -----------------
     Total interest-earning assets               444,548          6,171          5.63%     382,148          6,302     6.69%
                                                               ----------------------                    -----------------
Noninterest-earning assets                        31,610                                    19,545
                                                --------                                  --------
          Total                                 $476,158                                  $401,693
                                                ========                                  ========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts                  $ 65,498       $    163          1.01%    $ 44,019       $    118     1.09%
      Savings accounts                           115,794            431          1.51%     116,616            856     2.98%
      Certificates of deposit                    134,748            976          2.94%     117,909          1,234     4.24%
      Other short term borrowings                 14,356             66          1.87%      16,594             78     1.91%
      Other long term borrowings                  45,551            464          4.13%      28,396            304     4.34%
                                                --------       ----------------------     --------       -----------------
      Total interest-bearing
      liabilities                                375,947          2,100          2.27%     323,534          2,590     3.25%
                                                               ----------------------                    -----------------

Noninterest-bearing
    Liabilities                                   64,714                                    50,170
Stockholders' equity                              35,497                                    27,989
                                                --------                                  --------
           Total                                $476,158                                  $401,693
                                                ========                                  ========

Net interest income and net yield
     on interest-earning assets                                $  4,071          3.71%                   $  3,712     3.94%
                                                               ======================                    =================



(1) Includes investment securities and Federal Reserve Bank, Federal Home Loan Bank, and IBB stock. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.
(2) Includes loans for which the accrual of interest has been suspended.

Other Income
------------

         Other income decreased by $53 thousand, or 3.44%, for the first three months of 2003 compared to the same period of 2002. This was partly a result of a decrease in gain on sale of securities of $544 thousand, or 78.74%. The large gain on sale of securities for the first three months of 2002 is due primarily to the sale of $48.8 million of corporate investment securities. Offsetting this decrease in gains on sale of securities was a $172 thousand, or 43.15%, increase in service charges and fees. This is a result of the $59.6 million, or 17.69%, increase in deposits since March 2002. Also contributing to this increase is an increase in fees earned on debit card transactions. These fees increased as a result of renegotiating a contract with a third party processor that allowed a greater percentage of network fees to be passed through to Indian River. There was also a $284 thousand, or 95.71%, increase in gain on sale of loans, which is a result of the increase in 1-4 family real estate loans originated and then sold in the secondary market. There was a $35 thousand, or 21.21%, increase in other income. This includes an investment services income increase of $10 thousand and a lockbox service fee increase of $7 thousand. Of these sources of other income, gains and fees on mortgage loans held for sale are the most volatile. This source of income is highly sensitive to fluctuations in interest rates, consumer confidence, economic conditions nationally and in our market, and housing market conditions.

Other Expenses
--------------

         Indian River's other expenses increased $590 thousand, or 21.08%, for the first three months of 2003 compared to the same period in 2002. The increase was primarily the result of a $365 thousand, or 26.53%, increase in salaries and benefits. This is largely the result of the hiring of employees to staff the new Sarno Branch, which opened in February 2003. The new branch also has a loan operation department, requiring additional staff. There was a $160 thousand, or 23.33%, increase in other operating expenses, primarily due to the increase in advertising and public relation expenses associated with the opening of the new Sarno Branch. There was a $16 thousand, or 4.43%, increase in data processing expense for the three months ended March 31, 2003 as compared to the same period 2002. There was also a $49 thousand, or 12.72%, increase in occupancy and equipment expense for the first three months of 2003 compared to the same period in 2002.

Provision for Loan Losses
-------------------------

         Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level as determined by management. At March 31, 2003, total nonperforming loans totaled $644 thousand, or 0.28% of total loans, compared to $738 thousand, or 0.32% of total loans at December 31, 2002.

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

         Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due/problem loans and
(3) all other passing grade loans. For specific allocation loans, the Bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. As of March 31, 2003, Indian River had three loans with specific allocations in the aggregate amount of $807 thousand. Problem loans are identified by the Asset Liability Committee and are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 days are graded special mention, loans past due 60-89 days are graded substandard and loans past due 90 days or more are graded doubtful. As of March 31, 2003, 9.7% of the allowance for loan losses reflected specific loan allocations and past due/problem loans. All other loans are graded pass and are categorized into six loan groups (real estate loans are further sub-categorized) and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Due to Indian River's low loss history, the historical experience factors are based on FDIC quarterly banking profile report as of December 31, 2002 for all institutions. Indian River feels that these factors are a better indication of overall loan performance in the nation. The first quarter 2003 factors are: 0.16% for real estate loans, 1.76% for all non real estate commercial loans, 6.38% for credit card loans, 3.34% for consumer loans, 0.58% for non-real estate agricultural loans, and 0.25% for other revolving loans. In addition to historical experience factors, Indian River also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

         The allowance for loan losses as a percentage of total loans increased to 1.45% at March 31, 2002, compared to 1.40% at December 31, 2002. This is due to increases in specific allocations for impaired loans and Indian River increasing the allowance due to an analysis of current economic conditions and their impact upon the loan portfolio. Impaired loans increased to $807 thousand at March 31, 2003, from $585 thousand at December 31, 2002.

         The following table allocates the allowance for loan losses by loan category, along with the percent of actual loans per category as of March 31, 2003 and December 31, 2002. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



(In Thousands)                                             March 31, 2003               December 31, 2002
                                                        ---------------------------------------------------
                                                        Amount            %           Amount             %
                                                        ---------------------------------------------------

Commercial, Agricultural                                $  394              6 %       $  420              6 %
Real estate construction                                   509             18            484             19
Real estate mortgage                                     1,771             70          1,617             69
Consumer, other                                            640              6            646              6
Unallocated                                                 89             --             92             --
                                                        ---------------------         ---------------------
Total Allowance for loan losses                         $3,403          100.0 %       $3,259            100 %
                                                        =====================         =====================


         See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

         Non-Performing Assets. Indian River Bank's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned ("OREO"), totaled $644 thousand at March 31, 2003 compared to $738 thousand at December 31, 2002. The percentage of non-performing assets to total assets decreased to 0.13% at March 31, 2003 from 0.17% at December 31, 2002.

         Non-performing assets at March 31, 2003 consisted of non-accrual loans in the amount of $637 thousand and loans past due over 90 days of $7 thousand.

         Indian River did not have any other real estate owned as of March 31, 2003 or December 31, 2002. Generally, Indian River would evaluate the fair value of each OREO property annually. These evaluations may be appraisals or other market studies.

         Indian River places credit card loans on non-accrual status when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days delinquent or when determined uncollectable by management. The following table allocates the non-performing loans by loan type.



(In Thousands)
                                                   March 31, 2003                December 31, 2002
                                                 ----------------------------------------------------
Nonaccrual Loans                                 Amount         %                Amount          %
-----------------------------------------------------------------------------------------------------

    Real estate mortgage                         $637          100 %              $678          100 %
    Installment                                    --           --                  --           --

Accrual Loans - past due 90 days or
more                                               March 31, 2003                December 31, 2002
-----------------------------------------------------------------------------------------------------
                                                 Amount          %               Amount          %
                                                -----------------------------------------------------
    Real estate mortgage                         $ --           -- %              $ 39           65 %
    Installment                                     7          100                  21           35



         For the three months ended March 31, 2003, $13 thousand in gross interest income would have been recorded if the $637 thousand of nonaccrual loans had been accruing interest throughout this period.

         At March 31, 2003, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubt as to the ability of the borrowers to comply with the present loan repayment terms.

Taxes on Income
---------------

         Indian River's tax expense was $748 thousand, or 37.35% of income before taxes, for the first three months of 2003 and $879 thousand, or 37.67% of income before taxes, for the same period in 2002.

         Liquidity
         ---------

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds and securities available for sale of $229.8 million at March 31, 2003, reflected an increase of $52.4 million from December 31, 2002, or 29.38%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At March 31, 2003, Indian River had available credit of $20.4 million under lines of credit at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River also has a $53.8 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance on this line decreased to $38.4 million as of March 31, 2003, from $38.6 at December 31, 2002. This line has been utilized by Indian River as a funding source at a lower cost, by locking in borrowings at lower rates. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

CAPITAL RESOURCES
-----------------

         In the first three months of 2003, total stockholders' equity increased $775 thousand, or 2.22%, as a result of earnings and an increase in accumulated other comprehensive income. Earnings contributed $1.3 million to stockholders' equity for this three month period. Accumulated other comprehensive losses decreased stockholders' equity by $653 thousand during this three month period.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2003, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 16.41%, a Tier 1 risk-based capital ratio of 15.16%, and a leverage ratio of 8.67%. These ratios have increased in part due to the issuance of $7 million aggregate liquidation amount of trust preferred securities, which are included in Tier 1 capital. See Note 8 to the Unaudited Consolidated Financial Statements for additional information. As of March 31, 2003, Indian River Bank also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act, having total and tier 1 risk based capital ratios of 13.65% and 12.40%, and a leverage ratio of 7.20%. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

         Interest rate risk is that portion of the variation in Indian River's performance attributable to changes in interest rates. Management closely monitors Indian River's exposure to how changes in market conditions can impact the Indian River's future performance and considers strategies to reduce any negative results.

         Interest rate risk takes place because of unbalanced changes in interest income and expense, and asset and liability market value when rates change. The imbalances flow through to create variability in net interest income, net income, and the market value of equity. The ultimate cause of interest rate risk is a repricing mismatch between the assets and liabilities on Indian River's balance sheet and, if relevant, off-balance sheet positions.

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

         In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management uses a quarterly model which measures Indian River's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments and equity at current interest rates, and at hypothetical higher and lower interest rates (but not below 0%) at various intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based upon weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing opportunity.

         The following table presents Indian River's exposure over the subsequent twelve month periods to immediate, hypothetical changes in interest rates at the dates indicated:



                                 March 31, 2003                                March 31, 2002
                  --------------------------------------------- ---------------------------------------------
                                                  Percentage                                    Percentage
   Change in       Percentage                      Change in      Percentage                     Change in
 Interest Rates     Change in      Percentage    Market Value     Change in      Percentage    Market Value
 (Basis Points)   Net Interest     Change in     of Portfolio    Net Interest     Change in    of Portfolio
                     income        Net Income       Equity          income       Net Income       Equity
----------------- -------------- --------------- -------------- --------------- -------------- --------------

      +200           -13.78%        -28.92%         -13.59%         -7.92%         -15.78%        -16.85%
      +100            -6.87%        -14.42%          -5.37%         -3.83%          -7.62%         -8.18%
       0               0.00%          0.00%           0.00%          0.00%           0.00%          0.00%
      -100             3.17%          6.63%           2.84%          0.03%           0.06%          3.44%
      -200             0.19%          0.36%           5.06%         -3.76%          -7.49%         -2.55%



         As the table indicates, the Bank is susceptible to lower earnings in a rising rate environment and will experience slightly higher earnings in a declining rate situation. The Bank has a negative GAP position which is reflected in the table. The Bank's GAP position has improved since the quarter ended March 31, 2002 when the Bank was susceptible to lower earnings in either a rising or a declining rate scenario (a condition known as negative convexity). The improvement in a declining rate scenario is a result of two factors: (1) the Bank's cost of funds has declined to the point that in the hypothetical downward shifts contemplated in the table, much of the bank's deposits would not earn any interest which would further reduce the cost of funds and (2) the Bank's projected loan growth has increased to the point that increased interest income would exceed the effects of accelerated repayments of loans and investments that are inherent in significant downward shifts in market rates. In a rising rate environment the Bank would be susceptible to lower net interest income (and consequently to lower net income) due to funding costs rising faster than the Bank's ability to reprice earning assets resulting in margin compression. Although the Bank's static GAP position has improved somewhat, a significant increase in rates would slow down anticipated cash flows from both the loan and investment portfolios resulting less interest income from reinvesting those cash flows at higher rates.

         Indian River has been in a liability sensitive position during 2003 and 2002, which is reflected in the above tables. The nature of Indian River's current asset and liability structure is such that it will be liability sensitive for the foreseeable future. Indian River monitors its GAP position and interest sensitivity position monthly to insure they stay within the established ranges.

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

         Management uses the model to ascertain general levels of risk and to consider specific strategies to mitigate that risk

Item 4 - Controls and Procedures

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

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         3(a)       Articles of Incorporation of Indian River, as amended (1)
         3(b)       Bylaws of Indian River (1)
         4(a)       Indenture, dated as of September 30, 2002 between Indian
                    River Banking Company and Wells Fargo Bank, National
                    Association, as trustee (2)
         4(b)       Amended and Restated Declaration of Trust, dated as of
                    September 30, 2002 among Indian River Banking Company, Wells
                    Fargo Bank, National Association as Property Trustee, and
                    Paul A. Beindorf, Diana L. Walker and Phillip L. Tasker as
                    Administrative Trustees (2)
         4(c)       Guarantee Agreement dated as of September 30, 2002, between
                    Indian River Banking Company and Wells Fargo Bank, National
                    Association, as trustee (2)
         10(a)      Indian River 1999 Stock Option Plan (3)
         10(b)      Employment Agreement between Indian River National Bank and
                    Paul A. Beindorf(4)
         10(c)      Employment Agreement between Indian River National Bank and
                    Jeffrey R. Morton(4)
         10(d)      Change in Control Agreement between Indian River Banking
                    Company, Indian River National Bank and Diana L. Walker(4)
         11         Statement of Computation of Per Share Earnings
                          Please refer to Note 5 to the Condensed Consolidated Financial Statements
         21         Subsidiaries of the Registrant
         99(a)      Certification of Paul A. Beindorf
         99(b)      Certification of Phillip L. Tasker
--------------------------
(1) Incorporated by reference to exhibit of same number to Indian River's registration statement on Form SB-2 (No. 333-36688)
(2) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. Indian River agrees to provide a copy of these documents to the Commission upon request.
(3) Incorporated by reference to exhibit 10(d) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(4) Incorporated by reference to exhibit of same number to Indian River's Annual Report on Form 10-K for the year ended December 31, 2002.

         (b) Reports on Form 8-K

         On January 21, 2003, Indian River filed a report on Form 8-K, under
Item 5 thereof, reporting a 10% stock dividend.

         On January 24, 2003, Indian River filed a report on Form 8-K, under
Item 5 thereof reporting earnings for the year ended Decembrer 31, 2002.

         On April 9, 2003, Indian River filed a report on Form 8-K, under Item 5 thereof, reporting earnings for the quarter ended March 31, 2003.

         On April 15, 2003, Indian River filed a report on Form 10-K, under Item 4 thereof, regarding a change in its certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INDIAN RIVER BANKING COMPANY
                                 (Registrant)



May 1, 2003             By:  /s/ Paul A. Beindorf
                             ---------------------------------------------------
                                 Paul A. Beindorf, President and Chief Executive Officer


May 1, 2003             By:  /s/ Phillip Tasker
                             --------------------------------------------------
                                 Phillip Tasker, Chief Financial Officer

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

Date: May 1, 2003                          /s/ Paul A. Beindorf
                                           -------------------------------------
                                           President and Chief Executive Officer

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

Date: May 1, 2003                           /s/ Phillip L. Tasker
                                            ------------------------------------
                                            Chief Financial Officer