Form 10-Q
period 2003-06-30
INDIAN RIVER BANKING COMPANY
filed 2003-08-05
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-32643

                          INDIAN RIVER BANKING COMPANY
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                      59-2931518
          -------                                      ----------
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

958 20th Place, Vero Beach, Florida                       32960
-----------------------------------                       -----
(Address of principal executive offices)                (Zip Code)

                                  772.569.9200
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes           [ ]   No

    Indicate by check mark whether the registrant is an accelerated filer
                                                                  [ ] Yes [X] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    As of July 31, 2003, the registrant had 2,172,417 shares of Common Stock outstanding.

Part I Financial Information

Item 1 - Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)



ASSETS                                                                June 30, 2003        December 31, 2002
------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)

Cash and due from banks                                                  $ 12,570              $ 18,856
Federal funds sold                                                          1,044                 1,001
                                                                         ------------------------------
              Total cash and cash equivalents                              13,614                19,857

Securities available for sale                                             241,756               176,383
Securities held to maturity                                                 7,284                 9,742
Other securities                                                            2,513                 2,370
Loans held for sale                                                         6,329                13,186
Loans, net of allowance for loan loss                                     237,144               229,588
Bank premises and equipment, net                                            4,366                 4,084
Accrued interest receivable                                                 2,047                 2,207
Other assets                                                                1,284                   780
                                                                         ------------------------------
              TOTAL ASSETS                                               $516,337              $458,197
                                                                         ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Noninterest-bearing demand deposits                                   $ 23,404              $ 66,883
   Interest-bearing deposits:
       NOW and money market                                               135,563                51,777
       Savings                                                            116,551               116,028
       Time deposits                                                      130,818               130,205
                                                                         ------------------------------
              TOTAL DEPOSITS                                              406,336               364,893
    Guaranteed preferred beneficial interests in Company's
    subordinated debentures                                                 7,000                 7,000
    Other borrowings                                                       64,661                50,269
    Other liabilities                                                       1,385                 1,186
                                                                         ------------------------------
              TOTAL LIABILITIES                                           479,382               423,348
                                                                         ------------------------------
Stockholders' Equity
   Common stock                                                             2,172                 2,163
   Capital surplus                                                         27,630                27,427
   Retained earnings                                                        5,424                 2,979
   Accumulated other comprehensive income                                   1,729                 2,280
                                                                         ------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                   36,955                34,849
                                                                         ------------------------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $516,337              $458,197
                                                                         ==============================



See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

(In Thousands, Except Per Share Data)


                                                                               2003               2002
-------------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                                    $4,051             $4,215
   Investment securities and due from banks                                    2,133              2,263
   Federal funds sold                                                              5                 28
                                                                              -------------------------
                                                                               6,189              6,506
                                                                              -------------------------
Interest expense:
   Deposits                                                                    1,656              1,948
   Other                                                                         538                385
                                                                              -------------------------
                                                                               2,194              2,333
                                                                              -------------------------
              NET INTEREST INCOME                                              3,995              4,173
Provision for loan losses                                                         90                130
                                                                              -------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              3,905              4,043
                                                                              -------------------------
Other income:
   Service charges and fees                                                      601                427
   Gain on sale of securities                                                     20                 61
   Gain on sale of loans                                                         652                390
   Other                                                                         233                232
                                                                              -------------------------
                                                                               1,506              1,110
                                                                              -------------------------
Other expense:
   Salaries and benefits                                                       1,801              1,466
   Occupancy and equipment                                                       485                385
   Data processing                                                               397                324
   Other operating expenses                                                      806                752
                                                                              -------------------------
                                                                               3,489              2,927
                                                                              -------------------------
              INCOME BEFORE INCOME TAXES                                       1,922              2,226
Provision for income taxes                                                       719                835
                                                                              -------------------------
              NET INCOME                                                      $1,203             $1,391
                                                                              =========================

Basic earnings per share                                                      $ 0.55             $ 0.65
                                                                              =========================

Diluted earnings per share                                                    $ 0.53             $ 0.63
                                                                              =========================

Dividends per share                                                           $   --             $   --
                                                                              =========================




See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

(In Thousands, Except Per Share Data)



                                                                                2003                2002
---------------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                                    $ 8,223             $ 8,386
   Investment securities and due from banks                                     4,098               4,317
   Federal funds sold                                                              39                 105
                                                                              ---------------------------
                                                                               12,360              12,808
                                                                              ---------------------------
Interest expense:
   Deposits                                                                     3,226               4,156
   Other                                                                        1,068                 767
                                                                              ---------------------------
                                                                                4,294               4,923
                                                                              ---------------------------
              NET INTEREST INCOME                                               8,066               7,885
Provision for loan losses                                                         265                 260
                                                                              ---------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               7,801               7,265
                                                                              ---------------------------
Other income:
   Service charges and fees                                                     1,171                 825
   Gain on sale of securities                                                     167                 751
   Gain on sale of loans                                                        1,233                 687
   Other                                                                          430                 395
                                                                              ---------------------------
                                                                                3,001               2,658
                                                                              ---------------------------
Other expense:
   Salaries and benefits                                                        3,543               2,843
   Occupancy and equipment                                                        915                 766
   Data processing                                                                765                 676
   Other operating expenses                                                     1,654               1,439
                                                                              ---------------------------
                                                                                6,877               5,724
                                                                              ---------------------------
              INCOME BEFORE INCOME TAXES                                        3,925               4,559
Provision for income taxes                                                      1,467               1,714
                                                                              ---------------------------
              NET INCOME                                                      $ 2,458             $ 2,845
                                                                              ===========================

Basic earnings per share                                                      $  1.13             $  1.33
                                                                              ===========================

Diluted earnings per share                                                    $  1.09             $  1.30
                                                                              ===========================

Dividends per share                                                           $    --             $    --
                                                                              ===========================



See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

(In Thousands)



                                                                                          Accumulated                   Comprehen-
                                               Common Stock                                  Other          Total         sive
                                           ---------------------    Capital    Retained  Comprehensive   Stockholders'   Income
                                             Shares     Amount      Surplus    Earnings     Income          Equity       (Loss)
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2002                      1,772    $  1,772    $ 16,456    $  8,478    $    998        $ 27,704
     10% stock dividend, applied
     retroactively                              177         177       4,422      (4,599)         --              --
                                           ------------------------------------------------------------------------
 Balance, January 1, 2002, as
 adjusted                                     1,949       1,949      20,878       3,879         998          27,704
     Fractional shares                           --          --          --          (8)         --              (8)
     Stock options exercised                      2           2          45          --          --              47
     Stock-based compensation                    --          --           1          --          --               1
     Comprehensive Income:
         Net income                              --          --          --       2,845          --           2,845    $  2,845
         Other comprehensive
          income, unrealized gain
          on securities, net of tax              --          --          --          --         239             239         239
                                                                                                                       --------
       Comprehensive Income                                                                                            $  3,084
                                           ------------------------------------------------------------------------------------
Balance, June 30, 2002                        1,951    $  1,951    $ 20,924    $  6,716    $  1,237        $ 30,828
                                           ========================================================================

Balance, January 1, 2003                      1,966    $  1,966    $ 21,201    $  9,402    $  2,280        $ 34,849
     10% stock dividend, applied
     retroactively                              197         197       6,226      (6,423)         --              --
                                           ------------------------------------------------------------------------
Balance, January 1, 2003, as adjusted

                                              2,163       2,163      27,427       2,979       2,280          34,849
     Fractional shares                                                              (13)                        (13)
     Stock options exercised                      9           9         170                                     179
     Stock-based compensation                                            33                                      33
     Comprehensive Income:
        Net income                                                                2,458                       2,458       2,458
        Other comprehensive
        income, unrealized loss
        on securities, net of tax                                                              (551)           (551)       (551)
                                                                                                                       --------
       Comprehensive Income                                                                                            $  1,907
                                           ------------------------------------------------------------------------------------
Balance, June 30, 2003                        2,172    $  2,172    $ 27,630    $  5,424    $  1,729        $ 36,955
                                           ========================================================================




See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

(In Thousands)


                                                                          2003                   2002
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                           $  2,458               $  2,845
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                          332                    290
      Provision for loan losses                                              265                    260
      Proceeds from sale of loans originated for resale                   62,014                 30,965
      Origination of loans for resale                                    (53,924)               (26,630)
      Gain on sale of loans                                               (1,233)                   (56)
      Stock-based compensation                                                33                      1
      Amortization of premiums and discounts, net                          1,299                     42
      Gain on sale of securities                                            (167)                  (751)
      Decrease in accrued interest receivable                                160                    451
      Decrease in other assets                                              (178)                    12
      Increase in  other liabilities                                         199                     83
                                                                        -------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                   11,258                  7,512
                                                                        -------------------------------

Cash Flows From Investing Activities
   Cash flows from securities, net                                       (65,067)               (23,585)
   Loan originations, net of collections                                  (7,821)               (11,441)
   Purchases of premises and equipment                                      (614)                  (333)
                                                                        -------------------------------
              NET CASH USED BY INVESTING ACTIVITIES                      (73,502)               (35,359)
                                                                        -------------------------------

Cash Flows From Financing Activities
   Net increase in deposits                                               41,443                 19,474
   Net increase in other borrowings                                       14,392                  7,538
     Proceeds from exercise of stock options                                 179                     47
     Cash paid for fractional shares                                         (13)                    (8)
                                                                        -------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                   56,001                 27,051
                                                                        -------------------------------
              NET DECREASE IN CASH AND CASH EQUIVALENTS                   (6,243)                  (796)
Cash and cash equivalents:
   Beginning                                                              19,857                 23,367
                                                                        -------------------------------
   Ending                                                               $ 13,614               $ 22,571
                                                                        ===============================



See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Indian River Banking Company, which are unaudited, except for the condensed consolidated balance sheet at December 31, 2002, which is derived from the audited consolidated balance sheet at that date, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to Indian River Banking Company's consolidated financial statements and the notes thereto for the year ended December 31, 2002.

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

NOTE 2.     INVESTMENT SECURITIES

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of June 30, 2003 and December 31, 2002 are summarized as follows.



(In ,000s)                                                            June 30, 2003
                                             ------------------------------------------------------------------
                                                               Estimated          Estimated          Estimated
                                             Amortized        Unrealized          Unrealized           Market
                                                Cost             Gains              Losses             Value
                                             ------------------------------------------------------------------
State, county and municipal securities        $ 7,284           $   487            $    (3)             7,768
                                             ------------------------------------------------------------------
                                              $ 7,284           $   487            $    (3)           $ 7,768
                                             ==================================================================


                                                                   December 31, 2002
                                             ------------------------------------------------------------------
                                                               Estimated          Estimated          Estimated
                                             Amortized        Unrealized          Unrealized           Market
                                                Cost             Gains              Losses             Value
                                             ------------------------------------------------------------------
Mortgage-backed securities                    $ 3,814           $    --            $   (11)           $ 3,803
State, county and municipal securities          5,928               252                 --              6,180
                                             ------------------------------------------------------------------
                                              $ 9,742           $   252            $   (11)           $ 9,983
                                             ==================================================================

Securities available for sale: The amortized cost and fair values of securities available for sale as of June 30, 2003 and December 31, 2002 are summarized as follows:



(In ,000s)                                                                 June 30, 2003
                                                -----------------------------------------------------------------
                                                                   Estimated         Estimated          Estimated
                                                Amortized         Unrealized         Unrealized           Market
                                                   Cost             Gains              Losses             Value
                                                -----------------------------------------------------------------
U.S. Government corporations and agencies       $  31,029         $   1,141          $      --          $  32,170
Corporate securities                                4,924               366                 --              5,290
Mortgage-backed securities                        203,059             1,624               (387)           204,296
                                                -----------------------------------------------------------------
                                                $ 239,012         $   3,131          $    (387)         $ 241,756
                                                =================================================================



                                                                          December 31, 2002
                                                -----------------------------------------------------------------
                                                                   Estimated         Estimated          Estimated
                                                Amortized         Unrealized         Unrealized           Market
                                                   Cost             Gains              Losses             Value
                                                -----------------------------------------------------------------
U.S. Government corporations and agencies       $  26,060         $   1,172          $      --          $  27,232
Corporate securities                               10,470               422                 (5)            10,887
Mortgage-backed securities                        136,234             2,139               (109)           138,264
                                                -----------------------------------------------------------------
                                                $ 172,764         $   3,733          $    (114)         $ 176,383
                                                =================================================================



NOTE 3.     LOANS

The composition of net loans is as follows at June 30, 2003 and December 31, 2002:


(In ,000s)                                                      June 30,              December 31,
                                                                  2003                    2002
                                                               -----------------------------------
Real estate:
   Construction, land development and other land loans         $  48,871               $  45,913
   Farmland                                                        2,029                   3,181
   One-to-four family residential                                 91,473                  87,841
   Multifamily residential                                         2,349                   2,506
   Nonfarm, nonresidential                                        66,815                  64,458
Agriculture                                                        1,244                   1,788
Commercial and industrial                                         14,829                  13,257
Consumer                                                          10,937                  11,645
Other                                                              1,952                   2,262
                                                               -----------------------------------
                                                                 240,500                 232,851
Less: Allowance for loan losses                                   (3,352)                 (3,259)
      Unearned discounts and loan fees                                (4)                     (4)
                                                               -----------------------------------
Loans, net                                                     $ 237,144               $ 229,588
                                                               ===================================



Indian River's recorded investment in impaired loans for which a specific allowance was recognized was $335,000 and $585,000 at June 30, 2003 and December 31, 2002, respectively. The specific allowance associated with these loans was $75,000 and $100,000 at June 30, 2003 and December 31, 2002, respectively. The average recorded investment in impaired loans during the second quarter of 2003 was $651, 000 compared to $145,000 for the comparable quarter in 2002. The average recorded investment in impaired loans for the first half of 2003 was $460,000 compared to $143,000 for the first half of 2002. Interest income recognized on impaired loans, recognized for cash payments during the second quarter and the first half of 2003 and 2002 was not significant.

NOTE 4.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 2003 and 2002 is as follows:

(In Thousands)
                                                         2003             2002
                                                       -------          -------
Balance, beginning                                     $ 3,259          $ 2,819
                                                       -------          -------
  Charge-offs:
     1-4 Family Real Estate                                (34)              --
     Nonfarm, nonresidential                               (62)              --
     Commercial and industrial                             (14)              (2)
     Loans to individuals                                  (20)             (51)
     Credit Cards                                          (29)             (26)
     Other loans                                           (41)             (13)
                                                       -------          -------
Total                                                     (200)             (92)
                                                       -------          -------
Recoveries:
     1-4 Family Real Estate                                 --                7
     Loans to individuals                                   12               18
     Credit Cards                                            4                1
     Other loans                                            12                2
                                                       -------          -------
Total                                                       28               28
                                                       -------          -------
Net charge-offs                                           (172)             (64)
Provision for loan losses                                  265              260
                                                       -------          -------
Balance, ending                                        $ 3,352          $ 3,015
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

Following is information about the computation of the earnings per share data for the three and six months ended June 30, 2003 and 2002 respectively (after adjusting for 10% stock dividends in 2003 and 2002):



 (In Thousands, Except Per Share Data)                                       Common              Per-Share
                                                       Net Earnings          Shares               Amounts
                                                       ---------------------------------------------------
Three Months Ended June 30, 2003:
   Basic earnings, income available to
      common stockholders                                $1,203               2,172              $   0.55
                                                                                                 ========
      Effect of dilutive securities, options                 --                  79
                                                       ----------------------------

   Diluted earnings                                      $1,203               2,251              $   0.53
                                                       ==================================================


                                                                             Common              Per-Share
                                                       Net Earnings          Shares               Amounts
                                                       ---------------------------------------------------
Three Months Ended June 30, 2002:
   Basic earnings, income available to
      common stockholders                                $1,391               2,145              $   0.65
                                                                                                 ========
      Effect of dilutive securities, options                 --                  51
                                                       ----------------------------


   Diluted earnings                                      $1,391               2,196              $   0.63
                                                       ==================================================






(In Thousands, Except Per Share Data)                                           Common             Per-Share
                                                          Net Earnings          Shares              Amounts
                                                          --------------------------------------------------
Six Months Ended June 30, 2003:
   Basic earnings, income available to
      common stockholders                                   $2,458               2,167              $   1.13
                                                                                                    ========
      Effect of dilutive securities, options                    --                  79
                                                            --------------------------

   Diluted earnings                                         $2,458               2,246              $   1.09
                                                            ================================================




                                                                                Common             Per-Share
                                                          Net Earnings          Shares              Amounts
                                                          --------------------------------------------------


Six Months Ended June 30, 2002:
   Basic earnings, income available to
      common stockholders                                   $2,845               2,145              $   1.33
                                                                                                    ========
      Effect of dilutive securities, options                    --                  52
                                                            --------------------------

   Diluted earnings                                         $2,845               2,197              $   1.30
                                                            ================================================



NOTE 6.     OTHER BORROWINGS

Other borrowings consist of the following at June 30, 2003 and December 31, 2002:



(In Thousands)                                                                     June 30,        December 31,
                                                                                     2003              2002
                                                                                   ----------------------------


Advance under line of credit with Colonial Bank, interest
    payable quarterly at an adjustable rate, 4.75% at June 30, 2003                $    --           $    --
Federal Home Loan Bank advances:
    Advance, interest payable monthly at a fixed rate of 6.44%, with equal semiannual principal payments of $142
      through September 2004                                                           429               571
    Convertible advance due March 2008, interest payable quarterly
      at a fixed rate of 5.51%                                                       2,000             2,000
    Convertible advance due January 2011, interest payable quarterly
      at a fixed rate of 4.41%                                                      10,000            10,000
    Convertible advance due May 2011, interest payable quarterly
      at a fixed rate of 3.95%                                                      15,000            15,000
    Convertible advance due November 2012, interest payable quarterly
      at a fixed rate of 2.47%                                                       6,000             6,000
    Convertible advance due November 2012, interest payable quarterly
      at a fixed rate of 3.35%                                                       5,000             5,000
Securities sold under repurchase agreements                                         14,482             2,398
Federal funds purchased, interest payable daily at a rate that adjusts daily        11,750             9,300
                                                                                   -------------------------
                                                                                   $64,661           $50,269
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

The subordinated debentures are unsecured and subordinate to all senior debt (as defined) of Indian River. The subordinated debentures bear interest at a variable rate of 3 month LIBOR plus 3.45%, 4.79% for the quarterly period ended June 30, 2003 and mature on November 7, 2032. They are redeemable in whole or in part on or after November 7, 2007. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their maturity or earlier redemption.

NOTE 9.     STOCK BASED COMPENSATION

Under the terms of the 1999 Stock Option Plan, options to purchase shares of Indian River's common stock may be granted to directors and key officers/employees at a price that is not less than the fair market value of such stock at the date of the grant. Options granted to employees under the plan may be designated as incentive stock options. All options expire no more than ten years from the date of the grant, or three months after an employee's termination. In accordance with the plan, the aggregate number of shares for which options may be granted, the number of shares covered for each outstanding option, and the exercise price per share for each such option shall be proportionately adjusted for the payment of stock dividends or similar adjustments to the number of shares of common stock effected without the receipt of consideration by Indian River. At June 30, 2003, the number of shares eligible to be issued under the Plan was 366,025 and approximately 113,000 shares remained available for granting.

In December 1999, the Board of Directors adopted the Director Fee Stock Option Plan, under which each director is entitled to receive options to purchase shares of common stock in lieu of cash compensation for attendance at committee meetings. Options granted have an exercise price equal to the fair value of the common stock at the date of grant.

The following is a summary of stock option transactions during the six-month periods ended June 30, 2003 and 2002 (All options and option price per share information has been adjusted to reflect the stock dividend in 2002 and 2003):

                                                           Weighted-Average
                                             Shares         Exercise Price
                                             ------------------------------

Outstanding at December 31, 2001             145,718          $   16.68
Granted                                       37,776              23.81
Exercised                                     (2,426)             19.34
Forfeited                                     (1,973)             15.66
                                             --------------------------
Outstanding at June 30, 2002                 179,095          $   18.16
                                             ==========================

Outstanding at December 31, 2002             162,200          $   18.41
Granted                                       50,490              32.73
Exercised                                     (9,559)             18.75
Forfeited                                       (377)             30.64
                                             --------------------------
Outstanding at June 30, 2003                 202,754          $   21.94
                                             ==========================

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

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for grants during 2003: risk-free interest rate of 4.9%, no dividends and expected lives of 8 years. Volatility was assumed to be zero because there is currently no market for Indian River's stock. The weighted-average fair value of options granted during 2003 was $11.45.



(Dollars in ,000s, except per share data)                                           Three Months Ending       Three Months Ending
                                                                                       June 30, 2003             June 30, 2002
                                                                                    ---------------------------------------------
Net income, as reported                                                                    $ 1,203                  $   1,391
     Add total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of
          related tax effects                                                                   11                          1
     Deduct total stock-based employee compensation expense
           determined under the fair value based method for all awards,
           net of related tax effects                                                          (77)                       (48)
                                                                                    ---------------------------------------------
Pro forma net income                                                                       $ 1,137                  $   1,344
                                                                                    =============================================

Basic earnings per share                 As reported                                       $  0.55                  $    0.65
                                         Pro forma                                            0.52                       0.63

Diluted earnings per share               As reported                                       $  0.53                  $    0.63
                                         Pro forma                                            0.51                       0.61




(Dollars in ,000s, except per share data)                                            Six Months Ending         Six Months Ending
                                                                                       June 30, 2003             June 30, 2002
                                                                                    ---------------------------------------------

Net income, as reported                                                                    $ 2,458                  $  2,845
     Add total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of
          related tax effects                                                                   21                        21
     Deduct total stock-based employee compensation expense
           determined under the fair value based method for all awards,
           net of related tax effects                                                         (105)                     (210)
                                                                                    ---------------------------------------------
Pro forma net income                                                                       $ 2,374                  $  2,269
                                                                                    =============================================

Basic earnings per share                 As reported                                       $  1.13                  $   1.33
                                         Pro forma                                            1.05                      1.28

Diluted earnings per share               As reported                                       $  1.09                  $   1.30
                                         Pro forma                                            1.01                      1.25


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

These commitments were as follows at June 30, 2003:

(Dollars in Thousands)                   2003
                                       -------

Commitments to extend credit           $57,662
Credit card arrangements                 4,158
Standby letters of credit                  910
                                       -------
                                       $62,730
                                       =======


NOTE 11.      ADDITIONAL CASH FLOW INFORMATION

(Dollars in Thousands)                                Six Months Ended June 30,
                                                          2003         2002
                                                      -------------------------
Cash flows from securities:
  Securities available-for-sale:
    Proceeds from sales                                $  21,721    $  82,303
    Maturities, calls and paydowns                        65,595        8,208
    Purchases                                           (154,682)    (114,096)
  Securities held to maturity:
    Purchases                                             (1,358)          --
    Maturities, calls and paydowns                         3,800           --
  Purchase of other securities                              (143)          --
                                                      -------------------------
                                                       $ (65,067)   $ (23,585)
                                                      =========================


Supplemental disclosures of cash flow information
  Cash payments for interest                           $   4,323    $   5,086
                                                      =========================
  Cash payments for income taxes                       $   1,467    $   1,714
                                                      =========================

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

General
-------

         Indian River Banking Company ("Indian River") is a one-bank holding company for Indian River National Bank ("Indian River Bank") and is headquartered in Vero Beach, Florida. Indian River Bank is a growing community bank serving individuals and small to medium sized businesses with special focus on real estate related lending and the professional community. The Bank operates four branches in Indian River County and four branches in Brevard County. The Bank offers deposit accounts and associated services to businesses and individuals and makes loans and invests in qualified securities. In addition, the Bank's income includes fees on deposit accounts and loans, and gains from the sale of mortgage loans originated for sale in the secondary market.

FINANCIAL CONDITION
-------------------

Total Assets
------------

         Indian River's total assets were $516.3 million at June 30, 2003, a 12.7% increase from $458.2 million at December 31, 2002. The increase in Indian River's asset base was due to deposit growth of $41.4 million and a $14.4 million increase in other borrowings.

Investments
-----------

         Indian River's investment portfolio increased $63.1 million during the first six months of 2003, primarily as a result of a $55.8 million growth in deposits and other borrowings. Net loans outstanding (both portfolio loans and loans held for sale) increased only $699,000 during the same period. Portfolio loans were up $7.6 million or 3.3% in the six month period ending June 30, 2003 and loans held for sale declined $6.9 million during the same period. Due to processing delays with purchasers at year-end 2002, Indian River had a significantly higher amount of loans held for sale outstanding than is normal. During the six months ended June 30, 2003, the average daily balance of loans held for sale was $6.7 million compared to the $13.2 million outstanding on December 31, 2003.

         During the first half of 2003 Indian River purchased $156.2 million in securities. In addition to funding growth, Indian River's existing investment securities generated $91.1 million in cash flow from sales, maturities, securities being called, and repayments on mortgage-backed securities. In investing excess funds in the current rate environment Indian River attempts to maximize return while minimizing possible adverse exposure to rising rates. In balancing these somewhat conflicting objectives, Indian River's purchases during the six months ended June 30, 2003 were primarily weighted towards planned amortization class collateralized mortgage obligations, callable US Government agency securities and amortizing mortgage-backed securities with final maturities of ten years or less. These instruments should have the most stable average lives in the current rate environment.

         Indian River examines the investment portfolio's sensitivity to the effects of potential rising interest rates by monitoring overall portfolio duration. This is particularly critical during periods when excess cash results in significant purchases of investment securities. At June 30, 2003 the modified duration of Indian River's investment portfolio was 2.64 years compared to 2.54 years at December 31, 2002. It is Indian River's current strategy to maintain the portfolio's duration at three years or less. This level is consistent with Indian River's overall asset/liability management policies.

         Indian River anticipates that the investment portfolio will continue to generate considerable cash flow as consumers refinance the residential mortgages underlying many of the securities in the portfolio. This will consequently result in significant investment security purchases during the remainder of 2003, irrespective of excess funds generated from deposit growth

Loans
-----

         Loans totaled $237.1 million at June 30, 2003, an increase of $7.6 million, or 3.2%, from December 31, 2002. Loan growth since December 31, 2002 was in one-to-four family residential real estate loans ($3.6 million, or a 4.13% increase), construction, land development and other land loans ($3.0 million, or a 6.4% increase) nonfarm, nonresidential real estate loans ($2.4 million or a 3.66% increase) and in commercial and industrial loans ($1.6 million or a 11.9% increase). Indian River experienced net loan repayments in agricultural related loans ($-1.7 million or a 34.1% decrease) as well as in multi-family residential, consumer and other loans (-$1.2 million or a 7.2% decrease).

Deposits
--------

         Indian River's deposits increased $41.4 million, or 11.4%, from $364.9 million at December 31, 2002 to $406.3 million at June 30, 2003. Increases occurred in NOW and money market accounts ($83.8 million, or 161.8%). The increase in NOW and money market account balances can be primarily attributed to a special money market rate that was offered with the opening of the new Sarno Branch, Indian River's eighth branch, during the first quarter of 2003 as well as the implementation of a deposit reclassification program to reduce the amount of reserves required to be maintained in accordance with Regulation D of the Federal Reserve. At June 30, 2003 Indian River had reclassified $40.8 million of demand deposit account balances and $30.9 million in NOW account balances as money market account balances. The deposit reclassification program was implemented on May 25th after notification to the Federal Reserve Bank of Atlanta and did not impact totals at December 31, 2002 or March 31, 2003. Under Federal Reserve guidelines and subject to proper customer disclosure Indian River is able to sweep Demand deposit and NOW account balances into a corresponding money market account nightly as long as return sweeps do not exceed Federal Reserve limitations. The swept funds earn the same interest rate in the money market account that they would have earned in the original account. Some of Indian River's demand deposit and NOW account balances are subject to a 10% reserve requirement while money market account balances are only subject to a 3% reserve requirement. Reclassification frees up additional non-earning assets for investment.

         In the six months ended June 30, 2003, savings accounts increased slightly (+$523, 000, or 0.5%) and time deposit account balances were also up modestly (+$613, 000 or 0.5%).

         There was also a $43.5 million, or 65.0%, decrease in noninterest bearing demand deposits. This can be primarily attributed to the movement of over $10 million from a noninterest-bearing deposit to an overnight repurchase agreement account at the beginning of 2003 as well as the implementation of the deposit reclassification program discussed above, and the movement of over $10 million from a noninterest bearing deposit to an overnight repurchase agreement account at the beginning of 2003. At year end 2002 the funds were moved out of the repurchase agreement account and into a noninterest bearing deposit account and moved back into a repurchase agreement account at the beginning of 2003.

Stockholders' Equity
--------------------

         Total stockholders' equity increased by $2.1 million or 6.0%, during the first six months of 2003. Net income of $2.5 million and option exercises of $179,000 were offset by a $551,000 decrease in accumulated other comprehensive income. Accumulated other comprehensive income for Indian River consists of the net unrealized gain or loss on securities available for sale.

Results of Operations
---------------------

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Net Income
----------

         For the first six months of 2003, Indian River recorded net income of $2.46 million. This was $387,000 or 13.6%, less than the $2.84 million in net income recorded for the first six months of 2002. Basic earnings per share decreased $0.20 during the six months ended June 30, 2003, to $1.13, compared to $1.33 per share during the comparable period of 2002 (as adjusted to reflect the 10% stock dividend in 2003 and 2002). Diluted earnings per share decreased from $1.30 to $1.09 during the first six months of 2003, compared to the same period in 2002. Before the effect of gains from security transactions, the Indian River earned $2.35 million in the first six months of 2003, compared to $2.38 million earned in the first six months of 2002. During the first quarter of 2002, Indian River began restructuring its investment portfolio to reduce credit and interest rate risk and exposure to corporate securities, and as a result recognized an unusually high level of gains.

         Net interest income increased $181,000, or 2.3%, for the first six months of 2003 compared to the same period in 2002. Noninterest income rose $343,000 or 12.9% in the six months ended June 30, 2003 compared to the comparable period in 2002. Indian River also noted an increase in non-interest expenses of $1.15 million or 20.1% in the first half of 2003 compared to the prior period. The provision for loan losses was essentially unchanged.

Net Interest Income
-------------------

         Net interest income increased slightly to $8.07 million for the first six months of 2003 from $7.89 million for the same period in 2002. Both interest income and interest expenses fell during the six months ended June 30, 2003 compared to same period in 2002. The $181,000, or 2.3%, increase in net interest income was mainly the result of a $629 ,000, or 12.78% decrease in interest expense exceeding the $448,000 or 3.5% decrease in interest income. Yields on Indian River's interest-earning assets decreased by 121 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 85 basis points. This resulted in a decrease in the interest rate spread to 3.21% for the first six months of 2003 from 3.57% for the first six months of 2002. Net interest margin also decreased to 3.51% from 4.06%. The ratio of average interest-earning assets to average interest-bearing liabilities for the first six months of 2003 was 1.16, down slightly from the 1.19 for the first six months of 2002.

         Total interest income for the first six months of 2003 was $12.4 million compared to $12.8 million for the same period in 2002. The main factor in the $448,000, or 3.5%, decrease in interest income is due to the 121 basis point decrease in the average yields on interest-earning assets. This decrease more than offset the $71.6 million, or 18.3%, increase in average interest-earning assets.

         Indian River's average loans outstanding balances increased $19.3 million, or 8.7%, and the related yield decreased to 6.89% for the first six months of 2003 from 7.63% in 2002. During the same period, average investment securities balances increased $58.2 million, or 36.9%, and the related yield decreased to 3.83% from 5.52%. Yields on investment securities were impacted more dramatically due to the increase in the total portfolio size from the first six months of 2002. Additionally, the sale and call of investment securities during the first six months of 2003 resulted in the reinvestment of the proceeds in lower yielding securities. Indian River's average federal funds sold decreased by $5.9 million, or 46.2%, and the related yield decreased to 1.15% for the first six months of 2003 from 1.66% in 2002. The decrease in yields on earning assets was largely offset by the 85 basis point decrease in average rates paid on deposits and other borrowings.

         Total interest expense for the first six months of 2003 was $4.3 million, a decrease of 12.8% from $4.9 million for the same period in 2002. The decrease in total expense can be attributed to the decrease in the related rates on deposits and other borrowings, which offset the $71.5 million, or 21.8%, increase in the average balances outstanding of interest-bearing liabilities for the first six months of 2003 compared to the same period in 2002. The related average rate decreased to 2.17% for the first six months of 2003 from 3.02% in 2002. The average rate paid on certificates of deposit decreased to 2.89% for the first six months of 2003 from 3.90% for the first six months of 2002. Rates on other short term borrowings decreased from 1.93% in 2002 to 1.80% in 2003. Short term borrowings include federal funds purchased and overnight repurchase agreements. Rates on other long term borrowings decreased from 4.33% to 4.11%. Long term borrowings include Federal Home Loan Bank advances and proceeds from issuance of trust preferred securities.

         The following table provides certain information relating to Indian River's average consolidated balance sheets and reflects the interest income on interest-earning assets and interest expense of interest-bearing liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balance of the related assets or liabilities for the periods presented.



                                                                   Six months Ended June 30,
                                                         2003                                     2002
                                        ---------------------------------------------------------------------------------
(In Thousands)
                                         Average                        Average    Average                        Average
Assets:                                  Balance       Interest          Yield     Balance       Interest          Yield
                                        --------       --------         -------   --------       --------         -------
Investments (1)                         $215,938       $  4,098          3.83%    $157,770       $  4,317          5.52%
Federal funds sold                         6,843             39          1.15%      12,718            105          1.66%
Loans  (2) less loans in process         240,820          8,223          6.89%     221,517          8,386          7.63%
                                        --------       ----------------------     --------       ----------------------
     Total interest-earning assets       463,601         12,360          5.38%     392,005         12,808          6.59%
                                                       ----------------------                    ----------------------
Noninterest-earning assets                30,662                                    17,593
                                        --------                                  --------
          Total                         $494,263                                  $409,598
                                        ========                                  ========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts          $ 87,569       $    497          1.14%    $ 46,474       $    232          1.01%
      Savings accounts                   116,280            802          1.39%     117,628          1,605          2.75%
      Certificates of deposit            134,522          1,927          2.89%     119,811          2,319          3.90%
      Other short term borrowings         16,431            147          1.80%      16,547            158          1.93%
      Other long term borrowings          45,489            931          4.11%      28,320            609          4.33%
                                        --------       ----------------------     --------       ----------------------
      Total interest-bearing
      liabilities                        400,291          4,294          2.17%     328,780          4,923          3.02%
                                                       ----------------------                    ----------------------
Noninterest-bearing
    Liabilities                           58,033                                    51,797
Stockholders' equity                      35,939                                    29,021
                                        --------                                  --------
           Total                        $494,263                                  $409,598
                                        ========                                  ========

Net interest income and net yield
     on interest-earning assets                        $  8,066          3.51%                   $  7,885          4.06%
                                                       ----------------------                    ----------------------



--------------------------
(1) Includes securities available for sale, securities held to maturity, other securities and interest-bearing deposits. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.

(2) Includes loans for which the accrual of interest has been suspended.

Other Income
------------

         Other income increased by $343,000, or 12.9%, for the first six months of 2003 compared to the same period of 2002. This increase was the result of a $346,000 increase (+ 41.9%) in service charges and fees and a $546,000 increase (+79.5%) in gains on the sale of loans that Indian River recognized during the first six months of 2003 compared to the results for the first six months of 2002. These increases were partially offset by a $584,000 decrease (-77.8%) in gain on the sale of investment securities.

         The increase in service charge and fee income was primarily the result of the $68.1 million, or 20.1%, increase in deposits since June 2002. Most of this growth ($58.4 million or 85.8% of total deposit growth) has occurred in transactional related account types (demand deposits, NOW accounts and money market accounts) that generate fee income. Also contributing to this increase is an increase in fees earned on debit card transactions. These fees increased as a result of renegotiating a contract with a third party processor that allowed a greater percentage of network fees to be passed through to Indian River.

         As noted Indian River had a $546,000, or 79.5%, increase in gain on sale of loans, which is a result of the increase in 1-4 family real estate loans originated and then sold in the secondary market. The gains and fees on mortgage loans held for sale are volatile as this source of income is highly sensitive to fluctuations in interest rates, consumer confidence, economic conditions nationally and in our market, and housing market conditions.

Other Expenses
--------------

         Indian River's other expenses increased $1.15 million, or 20.1%, for the first six months of 2003 compared to the same period in 2002. The increase was primarily the result of a $700,000, or 24.6%, increase in salaries and benefits. This is largely the result of the hiring of employees to staff the new Sarno Branch, which opened in February 2003. The new branch also has a loan operation department, requiring additional staff. Salaries and benefits expense was also negatively impacted by a significant increase in group hospitalization insurance premiums that went into effect in June, 2002. These premiums were up $66,000 (+48.6%) in the six months ended June 30, 2003 compared to the same period in 2002.

         There was a $215,000, or 1494%, increase in other operating expenses, primarily due to the increase in advertising and public relation expenses associated with the opening of the new Sarno Branch. There was an $89,000, or 13.2%, increase in data processing expense for the six months ended June 30, 2003 compared to the same period 2002. There was also a $149,000, or 19.5%, increase in occupancy and equipment expense for the first six months of 2003 compared to the same period in 2002.

Provision for Loan Losses
-------------------------

         Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level as determined by management. At June 30, 2003, total nonperforming loans totaled $151,000, or 0.1% of total loans, compared to $738,000, or 0.3% of total loans at December 31, 2002. The decrease is primarily due to the resolution of one nonperforming loan totaling $585,000. The loan was sold without recourse to a private investor resulting in a $65,000 chargeoff to Indian River.

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

         Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due/problem loans and
(3) all other passing grade loans. For specific allocation loans, the Bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. As of June 30, 2003, Indian River had three loans with specific allocations in the aggregate amount of $75,000. Problem loans are identified by the Asset Liability Committee and are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 days are graded special mention, loans past due 60-89 days are graded substandard and loans past due 90 days or more are graded doubtful. As of June 30, 2003, 10.3% of the allowance for loan losses reflected specific loan allocations and past due/problem loans. All other loans are graded pass and are categorized into six loan groups (real estate loans are further sub-categorized) and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Due to Indian River's low loss history, the historical experience factors are based on FDIC quarterly banking profile report as of March 31, 2003 for all institutions. Indian River feels that these factors are a better indication of overall loan performance in the nation. The second quarter 2003 factors are: 0.12% for real estate loans, 1.39% for all non real estate commercial loans, 5.68% for credit card loans, 3.04% for consumer loans, 0.46% for non-real estate agricultural loans, and 0.19% for other revolving loans. In addition to historical experience factors, Indian River also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

         The following table allocates the allowance for loan losses by loan category, along with the percent of actual loans per category as of June 30, 2003 and December 31, 2002. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

(In Thousands)                           June 30, 2003       December 31, 2002
                                        ---------------------------------------
                                        Amount       %       Amount         %
                                        ---------------------------------------
Commercial, Agricultural                $  384       7%      $  420         6%
Real estate construction                   467      20          484        19
Real estate mortgage                     1,652      68        1,617        69
Consumer, other                            732       5          646         6
Unallocated                                117      --           92        --
                                        --------------       ----------------
Total Allowance for loan losses         $3,352     100%      $3,259       100%
                                        ==============       ================

         See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

         Nonperforming Assets. Indian River Bank's nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, and other real estate owned ("OREO"), totaled $169,000 at June 30, 2003 compared to $738,000 at December 31, 2002. The percentage of nonperforming assets to total assets decreased to 0.1% at June 30, 2003 from 0.2% at December 31, 2002.

         Nonperforming assets at June 30, 2003 consisted of nonaccrual loans in the amount of $146,000, loans past due over 90 days of $5,000, and other real estate owned of $18,000.

         Indian River did not have any other real estate owned as of December 31, 2002. Indian River evaluates the fair value of each OREO property annually. These evaluations may be appraisals or other market studies.

         Indian River places credit card loans on nonaccrual status when they are 180 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days delinquent or when determined uncollectable by management. The following table allocates the nonperforming loans by loan type.



(In Thousands)
                                          June 30, 2003     December 31, 2002
                                          -----------------------------------
Nonaccrual Loans                          Amount      %      Amount        %
--------------------------------------------------------------------------------
    Real estate mortgage                   $146      100%     $678        100%


                                          June 30, 2003     December 31, 2002
Accrual Loans - past due 90 days or       -----------------------------------
more                                      Amount      %      Amount        %
--------------------------------------------------------------------------------

    Real estate mortgage                   $ --       --      $ 39         65%
    Installment                              --       --        21         35%
    Credit cards                              5      100%       --         --
                                           ----      ---      ----        ---
                                           $  5      100%     $ 60        100%
                                           ====      ===      ====        ===



         For the six months ended June 30, 2003, $5,000 in gross interest income would have been recorded if the $146,000 of nonaccrual loans had been accruing interest throughout this period.

         At June 30, 2003, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubt as to the ability of the borrowers to comply with the present loan repayment terms.

Income Tax Provision
--------------------

         Indian River's income tax provision was $1.5 million, or 37.4% of income before taxes, for the first six months of 2003 and $1.7 or 37.6% of income before income taxes, for the same period in 2002.

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Net Income
----------

         For the second quarter of 2003, Indian River recorded net income of $1.2 million. This was $188,000 or 13.5%, less than the $1.4 million in net income recorded for the second quarter of 2002. Basic earnings per share decreased $0.10 during the three months ended June 30, 2003, to $0.55, compared to $0.65 per share during the comparable period of 2002 (as adjusted to reflect the 10% stock dividend in 2003 and 2002). Diluted earnings per share decreased from $0.63 to $0.53 during the second quarter of 2003, compared to the same period in 2002.

         Net interest income declined $178,000 or 4.3%, in the second quarter of 2003 compared to the same period in 2002. Also impacting results in the three months ended June 30, 2003 compared to the same period in 2002 was an increase in other income of $396 ,000, or 35.7%, a decrease in the provision for loan losses of $40,000 or 30.8%, an increase in other expenses of $562 ,000, or 19.2%. There was a corresponding decrease in taxes on income of $116, 000, or 13.9%.

Net Interest Income
-------------------

         Net interest income declined to $4.0 million in the second quarter of 2003 from $4.2 million for the same period in 2002. The $178,000 or 4.3%, decrease in net interest income was the result of a $317,000, or 4.9% decrease in interest income exceeding the $139,000 or 6.0% reduction in interest expense. Yields on Indian River's interest-earning assets decreased by 135 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by only 72 basis points. This resulted in a decrease in the interest rate spread to 3.07% for the second of 2003 from 3.70% earned in the second quarter of 2002. Net interest margin also decreased to 3.32% from 4.17%. The ratio of average interest-earning assets to average interest-bearing liabilities in the second quarter of 2003 was 1.14, compared with the 1.18 in the second quarter of 2002. Adjusting for the impact of the deposit reclassification program, the ratio of average interest-earning assets to average interest-bearing liabilities in the second quarter of 2003 was 1.18.

         Total interest income for the second quarter of 2003 was $6.2 million compared to $6.5 million for the same period in 2002. The main factor in the $317,000, or 4.9%, decrease in interest income is due to the 135 basis point decrease in the average yields on interest-earning assets. This decrease more than offset the $80.7 million, or 20.1%, increase in average interest-earning assets. Contributing to the overall decline in average yields was a shift in the composition of earning assets. In the second quarter of 2003, average loans receivable comprised 49.5% of earning assets. During the comparable period in 2002 loans averaged 56.5%.

         Indian River's average loans receivable increased $11.8 million, or 5.2% during the second quarter of 2003 compared to the same period in 2002 and the related yield decreased to 6.80% for the second three months of 2003 from 7.45% in 2002. During the same period, average investment securities increased $73.8 million, or 43.9%, and the related yield decreased to 3.55% from 5.40%. Yields on investment securities were impacted more dramatically due to the increase in the size of the total portfolio in the three months ended June 30, 2003 compared to the comparable period in 2002. Additionally, the sale and call of investment securities during the second of 2003 resulted in the reinvestment of the proceeds in lower yielding securities. Indian River's average federal funds sold decreased by $4.9 million, or 73.5% and the related yield decreased to 1.14% in the second quarter of 2003 from 1.67% in 2002. The decrease in yields on earning assets was partially offset by the 72 basis point decrease in average rates paid on deposits and other borrowings.

         Total interest expense for the three months ended June 30, 2003 was $2.2 million, a decrease of 5.7% from $2.3 million for the same period in 2002. The decrease in total expense can be attributed to the decrease in the related rates on deposits and other borrowings, which offset the $90.4 million, or 27.1%, increase in the average balances outstanding of interest-bearing liabilities in the second quarter of 2003 compared to the same period in 2002. The related rate decreased to 2.08% for the three months ended June 30, 2003 from 2.80% in 2002. The average rate paid on certificates of deposit decreased to 2.84% in the second quarter of 2003 from 3.58% in the second quarter of 2002. Rates on other short term borrowings decreased from 1.94% in 2002 to 1.76% in 2003. Short term borrowings include federal funds purchased and overnight repurchase agreements. Rates on other long term borrowings decreased from 4.33% to 4.08%. Long term borrowings include Federal Home Loan Bank advances and proceeds from issuance of trust preferred securities.

         The following table provides certain information relating to Indian River's average consolidated balance sheets and reflects the interest income on interest-earning assets and interest expense of interest-bearing liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balance of the related assets or liabilities for the periods presented.



                                                                        Three months Ended June 30,
                                                              2003                                      2002
                                             ---------------------------------------------------------------------------------
((In Thousands)
                                              Average                        Average   Average                         Average
Assets:                                       Balance       Interest          Yield    Balance        Interest          Yield
                                             --------       --------         -------   --------       --------         -------
Investments (1)                              $241,853       $  2,133          3.55%    $168,043       $  2,263          5.40%
Federal funds sold                              1,761              5          1.14%       6,653             28          1.67%
Loans (2) less loans in process               238,830          4,051          6.80%     227,059          4,215          7.45%
                                             --------       ----------------------     --------       ----------------------
      Total interest-earning assets           482,444          6,189          5.15%     401,755          6,506          6.50%
                                                            ----------------------                    ----------------------
Noninterest-earning assets                     29,724                                    15,662
                                             --------                                  --------
           Total                             $512,168                                  $417,417
                                             ========                                  ========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
   NOW & money market accts                  $109,396       $    334          1.22%    $ 48,903       $    114          0.94%
   Savings accounts                           116,759            371          1.27%     118,629            748          2.53%
   Certificates of deposit                    134,297            951          2.84%     121,692          1,086          3.58%
   Other short term borrowings                 18,484             81          1.76%      16,500             80          1.94%
   Other long term borrowings                  45,428            457          4.08%      28,245            305          4.33%
                                             --------       ----------------------     --------       ----------------------
      Total interest-bearing
      liabilities                             424,367          2,194          2.08%     333,969          2,333          2.80%
                                                            ----------------------                    ----------------------
Noninterest-bearing
    Liabilities                                51,424                                    53,406
Stockholders' equity                           36,380                                    30,042
                                             --------                                  --------
           Total                             $512,168                                  $417,417
                                             ========                                  ========

Net interest income and net yield
     on interest-earning assets                             $  3,995          3.32%                   $  4,173          4.17%
                                                            ======================                    ======================



------------------------
(1) Includes securities available for sale, securities held to maturity, other securities and interest-bearing deposits. Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity.
(2) Includes loans for which the accrual of interest has been suspended.

Other Income
------------

         Other income increased by $396, 000, or 35.7%, in the three months ended June 30, 2003 compared to the same period of 2002. This increase was the result of a 40.8% ($174,000) increase in service charges and fees on deposit accounts in the second quarter of 2003 compared to the same period in 2002 and a $262,000 (+67.2%) increase in gains on the sale of loans during the same period. These increases were partially offset by a $41,000 declines in gains on the sale of investment securities in the same period in 2002.

         As noted in the discussion of results for the six months ended June 30, 2003, the increase in service charge and fee income was primarily the result of the $68.1 million, or 20.1%, increase in deposits since June 2002. Most of this growth ($58.4 million or 85.8% of total deposit growth) has occurred in transactional related account types (demand deposits, NOW accounts and money market accounts) that generate fee income. Also contributing to this increase is an increase in fees earned on debit card transactions. These fees increased as a result of renegotiating a contract with a third party processor that allowed a greater percentage of network fees to be passed through to Indian River.

         Indian River had a $262,000 or 67.2%, increase in gain on sale of loans, which is a result of the increase in 1-4 family real estate loans originated and then sold in the secondary market. The gains and fees on mortgage loans held for sale are volatile as this source of income is highly sensitive to fluctuations in interest rates, consumer confidence, economic conditions nationally and in our market, and housing market conditions.

Other Expenses
--------------

         Indian River's other expenses increased $562,000 or 19.2%, in the second quarter of 2003 compared to the same period in 2002. The increase was primarily the result of a $335,000 or 22.9%, increase in salaries and benefits. This is largely the result of the hiring of employees to staff the new Sarno Branch, which opened in February 2003. The new branch also has a loan operation department, requiring additional staff. Salaries and benefits expense was also negatively impacted by a significant increase in group hospitalization insurance premiums that went into effect in June, 2002. These premiums were up $33,000 (+48.6%) in the three months ended June 30, 2003 compared to the same period in 2002.

         There was a $100,000 or 26.0%, increase in occupancy and equipment expense, again primarily due to the opening of the new Sarno Branch. There was a $73,000, or 22.5%, increase in data processing expense for the three months ended June 30, 2003 compared to the same period 2002.

Income Tax Provision
--------------------

         Indian River's income tax provision was $719,000, or 37.4% of income before taxes, in the second quarter of 2003 and $835,000 or 37.5% of income before taxes, for the same period in 2002.

Liquidity
---------

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds and securities available for sale of $242.8 million at June 30, 2003, reflected an increase of $65.4 million from December 31, 2002, or 36.9%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At June 30, 2003, Indian River had available credit of $23.0 million under lines of credit at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River also has a $54.2 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance on this line increased to $46.4 million as of June 30, 2003, from $38.6 at December 31, 2002. Included in this balance was $8 million outstanding at June

30, 2003 as an overnight advance. This line has been utilized by Indian River as a funding source at a lower cost, by locking in borrowings at lower rates. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

Capital Resources
-----------------

         In the first six months of 2003, total stockholders' equity increased $2.1 million, or 6.0%, as a result of earnings and option exercises which were partially offset by a decrease in accumulated other comprehensive income. Earnings contributed $2.5 million to stockholders' equity for the six month period. Accumulated other comprehensive losses decreased stockholders' equity by $551,000 during this six month period.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board of Governors ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2003, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 16.11%, a Tier 1 risk-based capital ratio of 14.93%, and a leverage ratio of 8.29%. These ratios have increased in part due to the issuance of $7 million aggregate liquidation amount of trust preferred securities, which are included in Tier 1 capital. See Note 8 to the Unaudited Consolidated Financial Statements for additional information. As of June 30, 2003, Indian River Bank also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act, having total and tier 1 risk based capital ratios of 13.6% and 12.4%, and a leverage ratio of 6.9%. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

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

         In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management uses a quarterly model which measures Indian River's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments and equity at current interest rates, and at hypothetical higher and lower interest rates (but not below 0%) at various intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based upon weighted-average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing opportunity.

         The following table presents Indian River's exposure over the subsequent twelve month periods to immediate, hypothetical changes in interest rates at the dates indicated:


                                 June 30, 2003                                 June 30, 2002
                  ----------------------------------------------------------------------------------------
                                                 Percentage                                     Percentage
    Change in                                     Change in                                     Change in
    Interest       Percentage                      Market       Percentage                        Market
     Rates         Change in      Percentage      Value of       Change in       Percentage     Value of
     (Basis       Net Interest     Change in      Portfolio     Net Interest      Change in     Portfolio
     Points)         income       Net Income        Equity         income        Net Income       Equity
----------------------------------------------------------------------------------------------------------
      +200           -14.90%        -28.58%         -22.79%         -4.82%         -6.43%         -13.34%
      +100            -7.42%        -14.24%          -7.87%         -1.62%         -2.54%          -6.41%
       0               0.00%          0.00%           0.00%          0.00%          0.00%           0.00%
      -100             3.47%          6.65%           3.31%         -2.97%         -1.54%          -1.04%
      -200            -2.95%         -5.69%           7.04%         -5.98%         -3.40%          -5.99%



         As the table indicates, the Bank is susceptible to lower earnings in a rising rate environment and will experience slightly higher earnings in a 100 basis point declining rate situation. The Bank has a negative GAP position which is reflected in the table. The Bank's GAP position has improved since the quarter ended June 30, 2002 when the Bank was susceptible to lower earnings in either a rising or a declining rate scenario (a condition known as negative convexity). The improvement in a 100 basis point declining rate scenario is a result of two factors: (1) the Bank's cost of funds has declined to the point that in the hypothetical downward shifts contemplated in the table, much of the bank's deposits would not earn any interest which would further reduce the cost of funds and (2) the Bank's projected loan growth has increased to the point that increased interest income would exceed the effects of accelerated repayments of loans and investments that are inherent in significant downward shifts in market rates. In a rising rate environment the Bank would be susceptible to lower net interest income (and consequently to lower net income) due to funding costs rising faster than the Bank's ability to reprice earning assets resulting in margin compression. In a 200 basis point declining rate scenario, the cost of the Bank's non-fixed term liabilities would drop to zero. However, a significant portion of the Bank's earning assets would experience accelerated repayment/refinancing and those cash flows would have to be reinvested at very low rates. Although the Bank's static GAP position has improved somewhat, a significant immediate increase in rates would slow down anticipated cash flows from both the loan and investment portfolios resulting less interest income from reinvesting those cash flows at higher rates.

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

         Management uses the model to ascertain general levels of risk and to consider specific strategies to mitigate that risk

Item 4 - Controls and Procedures

         Indian River's management, under the supervision and with the participation of Indian River's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of Indian River's disclosure controls and procedures, as defined in Rule13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Indian River's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On April 30, 2003, the annual meeting of shareholders of the Company was held for the purposes of electing two (2) directors to serve until the annual meeting of shareholders to be held in 2006, and until their successors are duly elected and qualified. The name of each director elected at the meeting and the votes cast are set forth below:

                                        For          Against        Abstentions
                                    -------------------------------------------

       William C. Graves IV          1,514,512          0              3,256

         Daniel R. Richey            1,514,512          0              3,256

                  Following the meeting, the persons elected at the meeting, together with the following persons, constituted the entire Board of Directors:
Paul A. Beindorf, Griffin A. Greene, Robert A. Grice, William B. Marine, John L. Minton, Keith H. Morgan Jr., Mary M. Rogers and John David Smith.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         3(a)       Articles of Incorporation of Indian River, as amended (1)
         3(b)       Bylaws of Indian River (1)
         4(a)       Indenture, dated as of September 30, 2002 between Indian
                    River Banking Company and Wells Fargo Bank, National
                    Association, as trustee (2)
         4(b)       Amended and Restated Declaration of Trust, dated as of
                    September 30, 2002 among Indian River Banking Company, Wells
                    Fargo Bank, National Association as Property Trustee, and
                    Paul A. Beindorf, Diana L. Walker and Phillip L. Tasker as
                    Administrative Trustees (2)
         4(c)       Guarantee Agreement dated as of September 30, 2002, between
                    Indian River Banking Company and Wells Fargo Bank, National
                    Association, as trustee (2)
         10(a)      Indian River 1999 Stock Option Plan (3)
         10(b)      Employment Agreement between Indian River National Bank and
                    Paul A. Beindorf(4)
         10(c)      Employment Agreement between Indian River National Bank and
                    Jeffrey R. Morton(4)
         10(d)      Change in Control Agreement between Indian River Banking
                    Company, Indian River National Bank and Diana L. Walker(4)
         11         Statement of Computation of Per Share Earnings Please refer to Note 5 to the Condensed Consolidated Financial Statements
         21         Subsidiaries of the Registrant
         31(a)      Certification of Paul A. Beindorf
         31(b)      Certification of Phillip L. Tasker
         32(a)      Certification of Paul A. Beindorf
         32(b)      Certification of Phillip L. Tasker

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

         (b) Reports on Form 8-K

         On April 9, 2003, Indian River filed a report on Form 8-K, under Item 5 thereof, reporting earnings for the quarter ended March 31, 2003.

         On April 15, 2003, Indian River filed a report on Form 8-K, under Item 4 thereof, regarding a change in its certifying accountant.

         On July 16, 2003, Indian River filed a report on Form 8-K, under Item 5, 9 and 12 thereof, reporting earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INDIAN RIVER BANKING COMPANY
                                            (Registrant)



August 1, 2003              By:  /s/ Paul A. Beindorf
                                 -----------------------------------------------
                                 Paul A. Beindorf, President and Chief Executive
                                 Officer

August 1, 2003              By:  /s/ Phillip Tasker
                                 -----------------------------------------------
                                 Phillip Tasker, Chief Financial Officer