Form 10-Q
period 2003-09-30
INDIAN RIVER BANKING COMPANY
filed 2003-11-10
CIK 846382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission File Number 000-32643

                          INDIAN RIVER BANKING COMPANY
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                          59-2931518
          -------                                          ----------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

958 20th Place, Vero Beach, Florida                            32960
----------------------------------------                       -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X|  Yes      | |  No

         Indicate by check mark whether the registrant is an accelerated filer
| |  Yes      |X|  No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of October 31, 2003, the registrant had 2,187,402 shares of Common Stock outstanding.

Part I Financial Information

Item 1 - Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS                                                 September 30, 2003  December 31, 2002
----------------------------------------------------------------------------------------------
                                                           (Unaudited)

Cash and due from banks                                      $  11,533         $  18,856
Federal funds sold                                                 329             1,001
                                                             ---------         ---------
              Total cash and cash equivalents                   11,862            19,857

Securities available for sale                                  244,205           176,383
Securities held to maturity                                      7,648             9,742
Other securities                                                 2,106             2,370
Loans held for sale                                              1,409            13,186
Loans, net of allowance for loan loss                          242,456           229,588
Bank premises and equipment, net                                 4,295             4,084
Accrued interest receivable                                      2,385             2,207
Other assets                                                     2,430               780
                                                             ---------         ---------
              TOTAL ASSETS                                   $ 518,796         $ 458,197
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

   Noninterest-bearing demand deposits                       $  64,167         $  66,883
   Interest-bearing deposits:
      NOW and money-market                                     110,257            51,777
      Savings                                                  117,634           116,028
      Time deposits                                            118,093           130,205
                                                             ---------         ---------
              TOTAL DEPOSITS                                   410,151           364,893
    Guaranteed preferred beneficial interests in Company's
    subordinated debentures                                      7,000             7,000
    Other borrowings                                            63,891            50,269
    Other liabilities                                            1,456             1,186
                                                             ---------         ---------
              TOTAL LIABILITIES                                482,498           423,348
                                                             ---------         ---------
Stockholders' Equity
   Common stock                                                  2,178             2,163
   Capital surplus                                              27,757            27,427
   Retained earnings                                             6,676             2,979
   Accumulated other comprehensive (loss) income                  (313)            2,280
                                                             ---------         ---------
              TOTAL STOCKHOLDERS' EQUITY                        36,298            34,849
                                                             ---------         ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 518,796         $ 458,197
                                                             =========         =========


See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

(In Thousands, Except Per Share Data)
                                                                   2003     2002
--------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                       $4,006   $4,253
   Investment securities and due from banks                       1,648    2,167
   Federal funds sold                                                 3       14
                                                                 ------   ------
                                                                  5,657    6,434
                                                                 ------   ------
Interest expense:
   Deposits                                                       1,469    1,738
   Other                                                            579      424
                                                                  -----   ------
                                                                  2,048    2,162
                                                                  -----   ------
           NET INTEREST INCOME                                    3,609    4,272
Provision for loan losses                                            90      180
                                                                 ------   ------
           NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    3,519    4,092
                                                                 ------   ------
Other income:
   Service charges and fees                                         650      448
   Gain on sale of securities                                        --       62
   Gain on sale of loans                                            589      347
   Other                                                            363      243
                                                                 ------   ------
                                                                  1,602    1,100
                                                                 ------   ------
Other expense:
   Salaries and benefits                                          1,597    1,561
   Occupancy and equipment                                          483      408
   Data processing                                                  399      294
   Other operating expenses                                         680      694
                                                                  -----   ------
                                                                  3,159    2,957
                                                                  -----   ------
           INCOME BEFORE INCOME TAXES                             1,962    2,235
Income taxes                                                        710      838
                                                                 ------   ------
           NET INCOME                                            $1,252   $1,397
                                                                 ======   ======

Basic earnings per share                                         $ 0.58   $ 0.65
                                                                 ======   ======

Diluted earnings per share                                       $ 0.56   $ 0.64
                                                                 ======   ======

Dividends per share                                              $   --   $   --
                                                                 ======   ======

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

(In Thousands, Except Per Share Data)
                                                               2003      2002
-----------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                   $12,229   $12,639
   Investment securities and due from banks                    5,746     6,484
   Federal funds sold                                             42       119
                                                             -------   -------
                                                              18,017    19,242
                                                             -------   -------
Interest expense:
   Deposits                                                    4,695     5,894
   Other                                                       1,647     1,191
                                                             -------   -------
                                                               6,342     7,085
                                                             -------   -------
           NET INTEREST INCOME                                11,675    12,157
Provision for loan losses                                        355       440
                                                             -------   -------
           NET INTEREST INCOME AFTER PROVISION                11,320    11,717
              FOR LOAN LOSSES                                -------   -------
Other income:
   Service charges and fees                                    1,821     1,273
   Gain on sale of securities                                    167       813
   Gain on sale of loans                                       1,822     1,034
   Other                                                         793       638
                                                             -------   -------
                                                               4,603     3,758
                                                             -------   -------
Other expense:
   Salaries and benefits                                       5,140     4,404
   Occupancy and equipment                                     1,398     1,174
   Data processing                                             1,164       970
   Other operating expenses                                    2,334     2,133
                                                             -------   -------
                                                              10,036     8,681
                                                             -------   -------
           INCOME BEFORE INCOME TAXES                          5,887     6,794
Income taxes                                                   2,177     2,552
                                                             -------   -------
           NET INCOME                                        $ 3,710   $ 4,242
                                                             =======   =======

Basic earnings per share                                     $  1.71   $  1.98
                                                             =======   =======

Diluted earnings per share                                   $  1.65   $  1.94
                                                             =======   =======

Dividends per share                                          $    --   $    --
                                                             =======   =======

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

(In Thousands)

                                                                                           Accumulated
                                             Common Stock                                     Other           Total       Comprehen-
                                         ------------------      Capital     Retained     Comprehensive   Stockholders'     sive
                                         Shares      Amount      Surplus     Earnings     Income (loss)      Equity        Income
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2002                1,772      $   1,772     $ 16,456    $  8,478        $     998      $  27,704
     10% stock dividend, applied
     retroactively                        177            177        4,422     ( 4,599)              --             --
                                        -------------------------------------------------------------------------------------------
Balance, January 1, 2002, as
   adjusted                             1,949          1,949       20,878       3,879              998         27,704
     Fractional shares                     --             --           --          (8)              --             (8)
     Stock options exercised                5              5           92          --               --             97
     Stock-based compensation              --             --            8          --               --              8
     Comprehensive Income:
         Net income                        --             --           --       4,242               --          4,242      $  4,242
         Other comprehensive
          income, unrealized gain
          on securities, net of tax        --             --           --          --            1,079          1,079         1,079
                                                                                                                      -------------
     Comprehensive Income                                                                                                  $  5,321
                                        ------------------------------------------------------------------------------=============
Balance, September 30, 2002             1,954      $   1,954     $ 20,978    $  8,113        $   2,077      $  33,122
                                        ===============================================================================

Balance, January 1, 2003                1,966      $   1,966     $ 21,201    $  9,402        $   2,280      $  34,849
     10% stock dividend, applied
     retroactively                        197            197        6,226      (6,423)              --             --
                                        ------------------------------------------------------------------------------
Balance, January 1, 2003, as adjusted   2,163          2,163       27,427       2,979            2,280         34,849
     Fractional shares                     --             --           --         (13)              --            (13)
     Stock options exercised               15             15          281          --               --            296
     Stock-based compensation              --             --           49          --               --             49
     Comprehensive Income:
        Net income                         --             --           --       3,710               --          3,710      $  3,710
        Other comprehensive
        income, unrealized loss
        on  securities,  net  of  tax
        benefit                            --             --           --          --           (2,593)        (2,593)       (2,593)
                                                                                                                          ---------
     Comprehensive Income                                                                                                  $  1,117
                                        ------------------------------------------------------------------------------=============
Balance, September 30, 2003             2,178      $   2,178     $ 27,757    $  6,676        $    (313)     $  36,298
                                        ==============================================================================

See Notes to Condensed Consolidated Financial Statements

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

(In Thousands)
                                                             2003         2002
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                              $  3,710    $  4,242
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                             512         449
      Provision for loan losses                                 355         440
      Proceeds from sale of loans originated for resale      92,449      46,431
      Origination of loans for resale                       (78,850)    (43,071)
      Gain on sale of loans                                  (1,822)     (1,034)
      Stock-based compensation                                   49           8
      Amortization of premiums and discounts, net             2,395         188
      Gain on sale of securities                               (167)       (813)
      Increase (decrease) in accrued interest receivable       (178)        569
      Increase in other assets                                 (127)       (246)
      Increase in  other liabilities                            270         462
                                                           --------    --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES      18,596       7,625
                                                           --------    --------

Cash Flows From Investing Activities

   Cash flows from securities, net                          (71,808)    (23,151)
   Loan originations, net of collections                    (13,223)    (16,430)
   Purchases of premises and equipment                         (723)       (469)
                                                           --------    --------
              NET CASH USED BY INVESTING ACTIVITIES         (85,754)    (40,050)
                                                           --------    --------

Cash Flows From Financing Activities

   Net increase in deposits                                  45,258      15,264
   Net increase in other borrowings                          13,622       9,824
   Proceeds from exercise of stock options                      296          97
   Cash paid for fractional shares                              (13)         (8)
   Proceeds from issuance of trust preferred securities          --       6,790
                                                           --------    --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES      59,163      31,967
                                                           --------    --------
              NET DECREASE IN CASH AND CASH EQUIVALENTS      (7,995)       (458)
Cash and cash equivalents:
   Beginning                                                 19,857      23,367
                                                           --------    --------
   Ending                                                  $ 11,862    $ 22,909
                                                           ========    ========

See Notes to Condensed Consolidated Financial Statements.

INDIAN RIVER BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Indian River Banking Company, which are unaudited, except for the condensed consolidated balance sheet at December 31, 2002, which is derived from the audited consolidated balance sheet at that date, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to Indian River Banking Company's consolidated financial statements and the notes thereto for the year ended December 31, 2002.

The accompanying condensed consolidated financial statements include the accounts of Indian River Banking Company ("Indian River") and its wholly-owned subsidiaries, Indian River National Bank ("Indian River Bank"), a federally-chartered independent community bank and its wholly owned subsidiary Indian River National Real Estate, LLC, Indian River Title Company, LLC, IRNB Insurance Services, LLC, and Indian River Capital Trust I, collectively referred to as "Indian River". All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.     INVESTMENT SECURITIES

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of September 30, 2003 and December 31, 2002 are summarized as follows.


(In Thousands)                                                  September 30, 2003
                                          -------------------------------------------------------------
                                                            Estimated        Estimated       Estimated
                                             Amortized      Unrealized      Unrealized         Market
                                                Cost          Gains           Losses           Value
                                          -------------------------------------------------------------
State, county and municipal securities    $    7,648       $    288        $   (38)       $    7,898
                                          =============================================================

                                                          December 31, 2002
                                          -------------------------------------------------------------
                                                             Estimated        Estimated       Estimated
                                             Amortized      Unrealized      Unrealized         Market
                                                Cost          Gains           Losses           Value
                                          ------------------------------------------------------------
Mortgage-backed securities                $    3,814       $     --        $   (11)       $    3,803
State, county and municipal securities         5,928            252             --             6,180
                                          ------------------------------------------------------------
                                          $    9,742       $    252        $   (11)       $    9,983
                                          ============================================================

Securities available for sale: The amortized cost and fair values of securities available for sale as of September 30, 2003 and December 31, 2002 are summarized as follows:


(In Thousands)                                                        September 30, 2003
                                             ----------------------------------------------------------------
                                                                  Estimated        Estimated        Estimated
                                                 Amortized       Unrealized       Unrealized          Market
                                                   Cost             Gains           Losses            Value
                                             ----------------------------------------------------------------
U. S. Government corporations and agencies   $      65,527        $    920      $     (521)         $  65,926
Corporate securities                                 4,914             285              --              5,199
Mortgage-backed securities                         174,261             674          (1,855)           173,080
                                             -----------------------------------------------------------------
                                             $     244,702        $  1,879      $   (2,376)        $  244,205
                                             =================================================================

                                                                      December 31, 2002
                                             ----------------------------------------------------------------
                                                                  Estimated        Estimated        Estimated
                                                 Amortized        Unrealized      Unrealized          Market
                                                    Cost            Gains           Losses            Value
                                             ----------------------------------------------------------------
U. S. Government corporations and agencies   $      26,060        $  1,172      $       --           $ 27,232
Corporate securities                                10,470             422              (5)            10,887
Mortgage-backed securities                         136,234           2,139            (109)           138,264
                                             ----------------------------------------------------------------
                                             $     172,764        $  3,733      $     (114)          $176,383
                                             ================================================================


NOTE 3.     LOANS

The composition of net loans is as follows at September 30, 2003 and December 31, 2002:


(In Thousands)                                              September 30,    December 31,
                                                                 2003            2002
                                                          --------------------------------
Real estate:
   Construction, land development and other land loans     $       46,465      $  45,913
   Farmland                                                         2,586          3,181
   One-to-four family residential                                  95,901         87,841
   Multifamily residential                                          2,264          2,506
   Nonfarm, nonresidential                                         71,090         64,458
Agriculture                                                         2,172          1,788
Commercial and industrial                                          13,112         13,257
Consumer                                                           10,332         11,645
Other                                                               1,933          2,262
                                                          -------------------------------
                                                                  245,855        232,851
Less: Allowance for loan losses                                    (3,395)        (3,259)
      Unearned discounts and loan fees                                 (4)            (4)
                                                          -------------------------------
Loans, net                                                 $      242,456      $ 229,588
                                                          ==============================


Indian River's recorded investment in impaired loans for which a specific allowance was recognized was $147 thousand and $585 thousand at September 30, 2003 and December 31, 2002, respectively. The specific allowance associated with these loans was $40 thousand and $100 thousand at September 30, 2003 and December 31, 2002, respectively. The average recorded investment in impaired loans during the third quarter of 2003 was $36 thousand compared to $97 thousand for the comparable quarter in 2002. The average recorded investment in impaired loans for the first nine months of 2003 was $414 thousand compared to $293 thousand for the first nine months of 2002. Interest income recognized on impaired loans, recognized for cash payments during the third quarter and the first nine months of 2003 and 2002 was not significant.

NOTE 4.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended September 30, 2003 and 2002 is as follows:

(In Thousands)
                                         2003                      2002
                                         ----                      ----
Balance, beginning                   $       3,352            $        3,015
                                    ----------------         -----------------
 Charge-offs:
   Loans to individuals                        (16)                      (20)
   Credit Cards                                (15)                      (10)
   Other loans                                 (34)                      (19)
                                    ----------------         -----------------
Total                                          (65)                      (49)
                                    ----------------         -----------------
Recoveries:
   Loans to individuals                          5                         2
   Credit Cards                                  2                        --
   Other loans                                  11                         3
                                    ----------------         -----------------
Total                                           18                         5
                                    ----------------         -----------------
Net charge-offs                                (47)                      (44)
Provision for loan losses                       90                       180
                                    ----------------         -----------------
Balance, ending                      $       3,395           $         3,151
                                    ================         =================


Activity in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 is as follows:

(In Thousands)
                                         2003                      2002
                                         ----                      ----
Balance, beginning                   $       3,259           $         2,819
                                    ----------------         -----------------
 Charge-offs:
   1-4 Family Real Estate                      (34)                       --
   Nonfarm, nonresidential                     (62)                       --
   Commercial and industrial                   (14)                       (2)
   Loans to individuals                        (35)                      (71)
   Credit Cards                                (44)                      (36)
   Other loans                                 (76)                      (32)
                                    ----------------         -----------------
Total                                         (265)                     (141)
                                    ----------------         -----------------
Recoveries:
   1-4 Family Real Estate                       --                         6
   Commercial and Industrial                    --                         1
   Loans to individuals                         17                        20
   Credit Cards                                  6                         2
   Other loans                                  23                         4
                                    ----------------         -----------------
Total                                           46                        33
                                    ----------------         -----------------
Net charge-offs                               (219)                     (108)
Provision for loan losses                      355                       440
                                    ----------------         -----------------
Balance, ending                      $       3,395           $         3,151
                                    ================         =================

NOTE 5.     EARNINGS PER SHARE

Basic earnings per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding, adjusted for stock dividends and splits occurring subsequent to period-end (the denominator). Diluted earnings per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. Diluted earnings per share are calculated using the Treasury Stock Method.

Following is information about the computation of the earnings per share data for the three and nine months ended September 30, 2003 and 2002 respectively (after adjusting for 10% stock dividends in 2003 and 2002):


 (In Thousands, Except Per Share Data)                                          Common     Per-Share
                                                               Net Income       Shares      Amounts
                                                           -----------------------------------------
Three Months Ended September 30, 2003:
   Basic earnings, income available to
      common stockholders                                   $      1,252        2,175       $   0.58
                                                                                         ===========
      Effect of dilutive securities, options                          --           67
                                                           ---------------------------

   Diluted earnings per share                               $      1,252        2,242       $   0.56
                                                           =========================================

                                                                                Common     Per-Share
                                                               Net Income       Shares      Amounts
                                                           -----------------------------------------
Three Months Ended September 30, 2002:
   Basic earnings, income available to
      common stockholders                                   $      1,397        2,147       $   0.65
                                                                                           =========
      Effect of dilutive securities, options                          --           52
                                                           -----------------------------

   Diluted earnings per share                               $      1,397        2,199       $   0.64
                                                           ==========================================


                                                                                Common     Per-Share
                                                               Net Income       Shares      Amounts
                                                           ------------------------------------------
Nine Months Ended September 30, 2003:
   Basic earnings, income available to
      common stockholders                                   $      3,710        2,170     $     1.71
                                                                                          ===========
      Effect of dilutive securities, options                          --           75
                                                           ---------------------------

   Diluted earnings per share                               $      3,710        2,245     $     1.65
                                                           ==========================================

                                                                                Common      Per-Share
                                                               Net Income       Shares       Amounts
                                                           ------------------------------------------
Nine Months Ended September 30, 2002:
   Basic earnings, income available to
      common stockholders                                   $      4,242          2,146     $   1.98
                                                                                            ========
      Effect of dilutive securities, options                          --             52
                                                           -----------------------------

   Diluted earnings per share                               $      4,242          2,198     $   1.94
                                                           =========================================

NOTE 6.     OTHER BORROWINGS

Other borrowings consist of the following at September 30, 2003 and December 31, 2002:


(In Thousands)                                                                 September 30,       December 31,
                                                                                    2003               2002
                                                                             ----------------------------------
Advance under line of credit with Colonial Bank, interest payable quarterly at
    an adjustable rate, 4.00% at September 30, 2003.                           $          --      $          --
Federal Home Loan Bank advances:
   Advance, interest payable monthly at a fixed rate of 6.44%, with equal
      semiannual principal payments of $142 through September 2004                       286                571
   Convertible advance due March 2008, interest payable quarterly at a fixed
      rate of 5.51%.                                                                   2,000              2,000
     Convertible advance due January 2011, interest payable quarterly
      at a fixed rate of 4.41%.                                                       10,000             10,000
      Convertible advance due May 2011, interest payable quarterly
        at a fixed rate of 3.95%.                                                     15,000             15,000
     Convertible advance due November 2012, interest payable quarterly
        at a fixed rate of 2.47%.                                                      6,000              6,000
     Convertible advance due November 2012, interest payable quarterly
        at a fixed rate of 3.35%.                                                      5,000              5,000
Securities sold under repurchase agreements                                           21,705              2,398
Federal funds purchased, interest payable daily at a rate that adjusts daily           3,900              9,300
                                                                             ----------------------------------
                                                                               $      63,891      $      50,269
                                                                             ==================================


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

The subordinated debentures are unsecured and subordinate to all senior debt (as defined) of Indian River. The subordinated debentures and the trust preferred securities bear interest at a variable rate of 3 month LIBOR plus 3.45%, 4.58% for the quarterly period ended September 30, 2003 and mature on November 7, 2032. They are redeemable in whole or in part on or after November 7, 2007. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their maturity or earlier redemption.

NOTE 9.     STOCK BASED COMPENSATION

Under the terms of the 1999 Stock Option Plan, options to purchase shares of Indian River's common stock may be granted to directors and key officers/employees at a price that is not less than the fair market value of such stock at the date of the grant. Options granted to employees under the plan may be designated as incentive stock options. All options expire no more than ten years from the date of the grant, or three months after an employee's termination. In accordance with the plan, the aggregate number of shares for which options may be granted, the number of shares covered for each outstanding option, and the exercise price per share for each such option shall be proportionately adjusted for the payment of stock dividends or similar adjustments to the number of shares of common stock effected without the receipt of consideration by Indian River. At September 30, 2003, the number of shares eligible to be issued under the Plan was 366,025 and approximately 130,000 shares remained available for granting.

In December 1999, the Board of Directors adopted the Director Fee Stock Option Plan, under which each director is entitled to receive options to purchase shares of common stock in lieu of cash compensation for attendance at committee meetings. Options granted have an exercise price equal to the fair value of the common stock at the date of grant.

The following is a summary of stock option transactions during the nine-month periods ended September 30, 2003 and 2002 (All options and option price per share information has been adjusted to reflect the stock dividend in 2002 and
2003):

                                                            Weighted-Average
                                             Shares         Exercise Price
                                          --------------------------------
Outstanding at December 31, 2001                145,718      $      16.68
Granted                                          37,776             23.81
Exercised                                        (5,951)            15.95
Forfeited                                        (3,217)            18.55
                                          --------------------------------
Outstanding at September 30, 2002               174,326      $      18.28
                                          ================================

Outstanding at December 31, 2002                162,200      $      18.41
Granted                                          53,590             32.75
Exercised                                       (15,052)            19.64
Forfeited                                          (377)            30.64
                                          --------------------------------
Outstanding at September 30, 2003               200,361      $      22.13
                                          ================================

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

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for grants during 2003: risk-free interest rate of 4.9%, no dividends and expected lives of 8 years. Volatility was assumed to be zero because there is currently no active market for Indian River's stock. The weighted-average fair value of options granted during 2003 was $11.39.


(In Thousands, Except Per Share Data)                                   Three Months Ending   Three Months Ending
                                                                         September 30, 2003    September 30, 2002
                                                                       ------------------------------------------
Net income, as reported                                                    $    1,252           $  1,397
     Add total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of
         related tax effects                                                       10                  2
     Deduct total stock-based employee compensation expense
         determined under the fair value based method for all awards,
         net of related tax effects                                              (229)               (48)
                                                                       ----------------------------------
Pro forma net income                                                       $    1,033           $  1,351
                                                                       ==================================

Basic earnings per share                 As reported                       $     0.58           $   0.65
                                         Pro forma                         $     0.47           $   0.63

Diluted earnings per share               As reported                       $     0.56           $   0.64
                                         Pro forma                         $     0.46           $   0.61




                                                                        Nine Months Ending    Nine Months Ending
(In Thousands, Except Per Share Data)                                   September 30, 2003    September 30, 2002
                                                                       -------------------------------------------
Net income, as reported                                                   $     3,710           $     4,242
     Add total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of
         related tax effects                                                       31                     5
     Deduct total stock-based employee compensation expense
         determined under the fair value based method for all awards,
         net of related tax effects                                              (334)                 (144)
                                                                       ------------------------------------
Pro forma net income                                                      $     3,407           $     4,103
                                                                       ====================================

Basic earnings per share                 As reported                      $      1.71           $      1.98
                                         Pro forma                        $      1.57           $      1.91

Diluted earnings per share               As reported                      $      1.65           $      1.94
                                         Pro forma                        $      1.55           $      1.87


NOTE 10.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Indian River, in the normal course of business, is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized on the balance sheet. The contractual amounts of these instruments reflect Indian River's involvement in particular classes of financial instruments.

Indian River's exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. Indian River uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Indian River evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by Indian River upon extension of credit, is based on management's credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by Indian River to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

A summary of the amounts of Indian River's financial instruments, with off-balance sheet risk at September 30, 2003, follows:

(In Thousands)                                   2003
                                        -----------------
Commitments to extend credit                  $   63,908
Credit card arrangements                           4,161
Standby letters of credit                          1,552
                                        -----------------
                                              $   69,621
                                        =================

NOTE 11.      ADDITIONAL CASH FLOW INFORMATION


(In Thousands)                                      Nine Months Ended September 30,
                                                        2003              2002
                                                    ------------------------------
Cash flows from securities:
  Securities available-for-sale:
    Proceeds from sales                              $    21,721       $   81,613
    Maturities, calls and paydowns                       109,131           27,778
    Purchases                                           (205,001)        (132,542)
  Securities held to maturity:
    Maturities, calls and paydowns                         3,800               --
    Purchases                                             (1,723)              --
  Other securities:
     Maturities, calls and paydowns                        1,325               --
     Purchases                                            (1,061)              --
                                                    ------------------------------
                                                     $   (71,808)      $  (23,151)
                                                    ==============================
Supplemental disclosures of cash flow information:
  Cash payments for interest                         $     6,391       $    7,212
                                                    ==============================
  Cash payments for income taxes                     $     2,535       $    2,703
                                                    ==============================

NOTE 12.      SUBSEQUENT EVENTS

On October 15, 2003, Indian River declared a $0.50 per share cash dividend, payable on November 17, 2003 to shareholders of record on October 31, 2003.

On October 22, 2003 Indian River entered into of a definitive agreement with Alabama National BanCorporation ("ANB") providing for the acquisition of Indian River by ANB. Under the agreement, Indian River shall be merged with and into ANB, and Indian River Bank will become a wholly owned subsidiary of ANB. Under the terms of the agreement, ANB will issue 0.9408 ANB common shares for each share of Indian River common stock, subject to upward adjustment in accordance with the Agreement, and subject to the ability to elect cash with respect to a portion of the outstanding shares. Options to purchase Indian River common stock will be converted into options to purchase ANB common stock.

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

         On October 22, 2003 Indian River entered into of a definitive agreement with Alabama National BanCorporation ("ANB") providing for the acquisition of Indian River by ANB. Under the agreement, Indian River shall be merged with and into ANB, and Indian River Bank will become a wholly owned subsidiary of ANB. Under the terms of the agreement, ANB will issue 0.9408 ANB common shares for each share of Indian River common stock, subject to upward adjustment in accordance with the Agreement, and subject to the ability to elect cash with respect to a portion of the outstanding shares. Options to purchase Indian River common stock will be converted into options to purchase ANB common stock.

FINANCIAL CONDITION
-------------------

Total Assets
------------

         Indian River's total assets were $518.8 million at September 30, 2003, a 13.2% increase from $458.2 million at December 31, 2002. The increase in Indian River's asset base was due to deposit growth of $45.3 million and a $13.6 million increase in other borrowings.

Investments
-----------

         Indian River's investment portfolio increased $65.5 million during the first nine months of 2003, primarily as a result of a $58.9 million growth in deposits and other borrowings. Net loans outstanding (both portfolio loans and loans held for sale) increased only $1.1 million during the same period. Portfolio loans were up $12.9 million, or 5.6% in the nine month period ending September 30, 2003 and loans held for sale declined $11.8 million, or 89.3% during the same period. Due to processing delays with purchasers at year-end 2002, Indian River had a significantly higher amount of loans held for sale outstanding than is normal. During the nine months ended September 30, 2003, the average daily balance of loans held for sale was $6.1 million compared to the $13.2 million outstanding on December 31, 2002. During the first nine months of 2003 Indian River originated $78.9 million of loans for sale, compared to $43.0 million during the comparable period in 2002.

         During the first nine months of 2003 Indian River purchased $207.8 million in securities. In addition to funding growth, Indian River's existing investment securities generated $136.0 million in cash flow from sales, maturities, securities being called, and repayments on mortgage-backed securities. In investing excess funds in the current rate environment Indian River attempts to maximize return while minimizing possible adverse exposure to rising rates. In balancing these somewhat conflicting objectives, Indian River's purchases during the nine months ended September 30, 2003 were primarily weighted towards planned amortization class collateralized mortgage obligations, callable US Government agency securities and amortizing mortgage-backed securities with final maturities of ten years or less. These instruments should have the most stable average lives in the current rate environment. Indian River examines the investment portfolio's sensitivity to the effects of potential rising interest rates by monitoring overall portfolio duration. This is particularly critical during periods when excess cash results in significant purchases of investment securities. At September 30, 2003 the modified duration of Indian River's investment portfolio was 3.15 years compared to 2.54 years at December 31, 2002.

Loans
-----

         Loans totaled $242.5 million at September 30, 2003, an increase of $12.9 million, or 5.6%, from December 31, 2002. Loan growth since December 31, 2002 was in one-to-four family residential real estate loans ($8.1 million, or a 9.2% increase), construction, land development and other land loans ($552 thousand, or a 1.2% increase) nonfarm, nonresidential real estate loans ($6.6 million or a 10.3% increase) and in agricultural related loans ($384 thousand or a 21.5% increase). Indian River experienced net loan repayments in farmland related loans ($-595 thousand or an 18.7% decrease) as well as in multi-family residential, commercial, consumer and other loans (-$2.0 million or a 6.8% decrease).

Deposits
--------

         Indian River's deposits increased $45.3 million, or 12.4%, from $364.9 million at December 31, 2002 to $410.2 million at September 30, 2003. Increases occurred in NOW and money market accounts ($58.5 million, or 113.0%). The increase in NOW and money market account balances can be primarily attributed to a special money market rate that was offered with the opening of the new Sarno Road Branch, Indian River's eighth branch, during the first quarter of 2003 Indian River has implemented a deposit reclassification program to reduce the amount of reserves required to be maintained in accordance with Regulation D of the Federal Reserve. At September 30, 2003 Indian River had reclassified $41.7 million of demand deposit account balances and $40.9 million in NOW account balances as money market account balances. The deposit reclassification program was implemented on May 25th after notification to the Federal Reserve Bank of Atlanta and did not impact totals at December 31, 2002. Under Federal Reserve guidelines and subject to proper customer disclosure Indian River is able to sweep Demand deposit and NOW account balances into a corresponding money market account nightly as long as return sweeps do not exceed Federal Reserve limitations. Some of Indian River's demand deposit and NOW account balances are subject to a 10% reserve requirement while money market account balances are only subject to a 3% reserve requirement. Reclassification frees up additional non-earning assets for investment.

         In the nine months ended September 30, 2003, savings accounts increased $1.6 million, or 1.4%, while time deposit account balances decreased $12.1 million, or 9.3%.

         There was also a $2.7 million, or 4.1%, decrease in noninterest bearing demand deposits. This can be primarily attributed to the movement of over $10 million from a noninterest-bearing deposit to an overnight repurchase agreement account at the beginning of 2003. At year end 2002 the funds were moved out of the repurchase agreement account and into a noninterest bearing deposit account and moved back into a repurchase agreement account at the beginning of 2003.

Stockholders' Equity
--------------------

         Total stockholders' equity increased by $1.4 million or 4.2%, during the first nine months of 2003. Net income of $3.7 million and option exercises of $296 thousand were offset by a $2.6 million decrease in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) for Indian River consists of the net unrealized gain or loss on securities available for sale.

Results of Operations
---------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Income
----------

         For the first nine months of 2003, Indian River recorded net income of $3.7 million. This was $532 thousand, or 12.5%, less than the $4.2 million in net income recorded for the first nine months of 2002. Basic earnings per share decreased $0.27 during the nine months ended September 30, 2003, to $1.71, compared to $1.98 per share during the comparable period of 2002 (as adjusted to reflect the 10% stock dividends in 2003 and 2002). Diluted earnings per share decreased from $1.94 to $1.65 during the first nine months of 2003, compared to the same period in 2002. Before the effect of gains from security transactions, the Indian River earned $3.6 million in the first nine months of 2003, compared to $3.7 million earned in the first nine months of 2002. During the first quarter of 2002, Indian River began restructuring its investment portfolio to reduce credit and interest rate risk and exposure to corporate securities, and as a result recognized an unusually high level of gains.

         Net interest income decreased $482 thousand, or 4.0%, for the first nine months of 2003 compared to the same period in 2002. Other income rose $845 thousand, or 22.5%, in the nine months ended September 30, 2003 compared to the comparable period in 2002. Indian River also noted an increase in other expenses of $1.4 million, or 15.6%, in the first nine months of 2003 compared to the prior period. The provision for loan losses decreased $85 thousand, or 19.3%.

Net Interest Income
-------------------

         Net interest income decreased to $11.7 million for the first nine months of 2003 from $12.2 million for the same period in 2002. Both interest income and interest expenses fell during the nine months ended September 30, 2003 compared to same period in 2002. The $482 thousand, or 4.0%, decrease in net interest income was mainly the result of a $1.2 million, or 6.4% decrease in interest income exceeding the $743 thousand, or 10.5% decrease in interest expense. Yields on Indian River's interest-earning assets decreased by 149 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by 73 basis points. This resulted in a decrease in the interest rate spread to 2.94% for the first nine months of 2003 from 3.70% for the first nine months of 2002. Net interest margin also decreased to 3.29% from 4.14%. The ratio of average interest-earning assets to average interest-bearing liabilities for the first nine months of 2003 was 1.13, down slightly from the 1.18 for the first nine months of 2002.

         Total interest income for the first nine months of 2003 was $18.0 million compared to $19.2 million for the same period in 2002. The main factor in the $1.2 million, or 6.4%, decrease in interest income is due to the 149 basis point decrease in the average yields on interest-earning assets. This decrease more than offset the $82.9 million, or 21.1%, increase in average interest-earning assets.

         Indian River's average loans outstanding balance increased $22.5 million, or 10.2%, and the related yield decreased to 6.72% for the first nine months of 2003 from 7.65% in 2002. During the same period, average investment securities balances increased $65.0 million, or 40.2%, and the related yield decreased to 3.39% from 5.36%. Yields on investment securities were impacted more dramatically due to the increase in the total portfolio size from the first nine months of 2002. Additionally, the sale and call of investment securities during the first nine months of 2003 resulted in the reinvestment of the proceeds in lower yielding securities. Indian River's average federal funds sold decreased by $4.6 million, or 47.7% and the related yield decreased to 1.13% for the first nine months of 2003 from 1.66% in 2002. The decrease in yields on earning assets was partially offset by the 73 basis point decrease in average rates paid on deposits and other borrowings.

         Total interest expense for the first nine months of 2003 was $6.3 million, a decrease of 10.5% from $7.1 million for the same period in 2002. The decrease in total expense can be attributed to the decrease in the related rates on deposits and other borrowings, which offset the $67.4 million, or 20.3%, increase in the average balances outstanding of interest-bearing liabilities for the first nine months of 2003 compared to the same period in 2002. The related average rate decreased to 2.13% for the first nine months of 2003 from 2.86% in 2002. The 35 basis point increase in rates on NOW and money market accounts reflect the deposit special offered in connection with the opening of the Sarno Road office in 2003. The average rate paid on certificates of deposit decreased to 2.79% for the first nine months of 2003, from 3.69% for the first nine months of 2002. Rates on other short term borrowings decreased from 2.08% in 2002 to 1.71% in 2003. Short term borrowings include federal funds purchased and overnight repurchase agreements. Rates on other long term borrowings decreased from 4.35% to 4.09%. Long term borrowings include Federal Home Loan Bank advances and trust preferred securities.

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

                                                               Nine months Ended September 30,
                                                       2003                                       2002
                                      ---------------------------------------------------------------------------------
(Dollars In Thousands)
                                           Average                   Average        Average                   Average
Assets:                                    Balance       Interest     Yield         Balance       Interest     Yield
                                         ------------    ---------- ----------     -----------    ---------- ----------
Investments (1)                         $    226,761    $    5,746      3.39%     $   161,754    $    6,484      5.36%
Federal funds sold                             4,991            42      1.13%           9,543           119      1.66%
Loans  (2) less loans in process             243,297        12,229      6.72%         220,840        12,639      7.65%
                                         ------------    ---------- ----------     ----------     ---------- ----------
     Total interest-earning assets           475,049        18,017      5.07%         395,137        19,242      6.56%
                                                         ---------- ----------                    ---------- ----------
Noninterest-earning assets                    21,163                                   21,154
                                         ------------                              -----------
          Total                         $    496,212                              $   413,291
                                         ============                              ===========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts          $     86,266    $      852      1.32%     $    47,331    $      343      0.97%
      Savings accounts                       116,930         1,123      1.28%         115,530         2,179      2.52%
      Certificates of deposit                130,181         2,720      2.79%         122,259         3,372      3.69%
      Other short term borrowings             19,970           256      1.71%          18,546           288      2.08%
      Other long term borrowings              45,462         1,391      4.09%          27,749           903      4.35%
                                         ------------    ---------- ----------     -----------    ---------- ----------
      Total interest-bearing
      liabilities                            398,809         6,342      2.13%         331,415         7,085      2.86%
                                                         ---------- ----------                    ---------- ----------
Noninterest-bearing
    liabilities                               61,523                                   51,675
Stockholders' equity                          35,880                                   30,201
                                         ------------                              -----------
           Total                        $    496,212                              $   413,291
                                         ============                              ===========

Net interest income and net yield
     on interest-earning assets                         $   11,675      3.29%                    $   12,157      4.14%
                                                         ========== ==========                    ========== ==========


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

Other Income
------------

         Other income increased by $845 thousand, or 22.5%, for the first nine months of 2003 compared to the same period of 2002. This increase was the result of a $548 thousand increase (+ 43.0%) in service charges and fees, a $788 thousand increase (+76.2%) in gains on the sale of loans, and an increase in other income of $155 thousand (+ 24.3%) that Indian River recognized during the first nine months of 2003 compared to the results for the first nine months of 2002. These increases were partially offset by a $646 thousand decrease (-79.5%) in gain on the sale of securities.

         The increase in service charge and fee income was primarily the result of the $76.1 million, or 22.1%, increase in deposits since September 2002. Most of this growth ($75.7 million or 99.5% of total deposit growth) has occurred in transactional related account types (demand deposits, NOW accounts and money market accounts) that generate fee income. Also contributing to this increase is an increase in fees earned on debit card transactions. These fees increased as a result of renegotiating a contract with a third party processor that allowed a greater percentage of network fees to be passed through to Indian River.

         As noted Indian River had a $788 thousand, or 76.2%, increase in gain on sale of loans, which is a result of the increase in 1-4 family real estate loans originated and then sold in the secondary market from approximately $43.1 million to $78.9 million. The gains and fees on mortgage loans held for sale are volatile as this source of income is highly sensitive to fluctuations in interest rates, consumer confidence, economic conditions nationally and in our market, and housing market conditions.

Other Expenses
--------------

         Indian River's other expenses increased $1.4 million, or 15.6%, for the first nine months of 2003 compared to the same period in 2002. The increase was primarily the result of a $736 thousand, or 16.7%, increase in salaries and benefits. This is largely the result of the hiring of employees to staff the new Sarno Road Branch, which opened in February 2003. The new branch also has a loan operation department, requiring additional staff. Salaries and benefits expense was also negatively impacted by a significant increase in group hospitalization insurance premiums that went into effect in June 2002. These premiums were up $107 thousand (+46.9%) in the nine months ended September 30, 2003 compared to the same period in 2002.

         There was a $224 thousand, or 19.1% increase in occupancy and equipment expenses and a $194 thousand, or 20.0%, increase in data processing expense for the nine months ended September 30, 2003 compared to the same period 2002. These increases are primarily due to the opening of the Sarno Road Branch in early 2003. There was also a $201 thousand, or 9.42%, increase in other operating expenses, also due to the increase in advertising and public relation expenses associated with the opening of the Sarno Road Branch.

Provision for Loan Losses
-------------------------

         Indian River makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level as determined by management. At September 30, 2003, total nonperforming loans totaled $360 thousand, or 0.1% of total loans, compared to $738 thousand, or 0.3% of total loans at December 31, 2002. The decrease is primarily due to the resolution of one nonperforming loan totaling $585 thousand. The loan was sold without recourse to a private investor resulting in a $65 thousand chargeoff to Indian River.

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

         Calculating the allowance for loan losses is divided into three primary allocation groups: (1) specific allocation loans, (2) past due/problem loans and
(3) all other passing grade loans. For specific allocation loans, the Bank has determined a reserve amount to set aside which it believes is sufficient to cover a collateral shortfall. As of September 30, 2003, Indian River had two loans with specific allocations in the aggregate amount of $40,000. Problem loans are identified by the Asset Liability Committee and are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be reserved. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. Past due loans are graded based on the number of days which the loan is past due, and are multiplied by the same loss factors as problem loans. Loans past due 30-59 days are graded special mention, loans past due 60-89 days are graded substandard and loans past due 90 days or more are graded doubtful. As of September 30, 2003, 7.38% of the allowance for loan losses reflected specific loan allocations and past due/problem loans. All other loans are graded pass and are categorized into six loan groups (real estate loans are further sub-categorized) and multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. Due to Indian River's low loss history, the historical experience factors are based on FDIC quarterly banking profile report as of June 30, 2003 for all institutions. Indian River feels that these factors are a better indication of overall loan performance in the nation. The third quarter 2003 factors are: 0.12% for real estate loans, 1.37% for all non real estate commercial loans, 5.83% for credit card loans, 3.00% for consumer loans, 0.46% for non-real estate agricultural loans, and 0.25% for other revolving loans. In addition to historical experience factors, Indian River also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

         The following table allocates the allowance for loan losses by loan category, along with the percent of actual loans per category as of September 30, 2003 and December 31, 2002. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

(In Thousands)                          September 30, 2003   December 31, 2002
                                  ---------------------------------------------
                                       Amount      %          Amount       %
                                  ---------------------------------------------
Commercial, Agricultural            $     385       6 %     $     420       6 %
Real estate construction                  488      19             484      19
Real estate mortgage                    1,682      70           1,617      69
Consumer, other                           731       5             646       6
Unallocated                               109      --              92      --
                                      -------- -------       --------- -------
Total Allowance for loan losses     $   3,395     100 %     $   3,259     100 %
                                      ======== =======       ========= =======

         See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

         Nonperforming Assets. Indian River Bank's nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, and other real estate owned ("OREO"), totaled $378 thousand at September 30, 2003 compared to $738 thousand at December 31, 2002. The percentage of nonperforming assets to total assets decreased to 0.1% at September 30, 2003 from 0.2% at December 31, 2002.

         Nonperforming assets at September 30, 2003 consisted of nonaccrual loans in the amount of $356 thousand, loans past due over 90 days of $4 thousand, and other real estate owned of $18 thousand.

         Indian River did not have any other real estate owned as of December 31, 2002. Indian River evaluates the fair value of each OREO property annually. These evaluations may be appraisals or other market studies.

         Indian River charges off credit card loans when they are 120 days delinquent. All other consumer and commercial loans are placed on nonaccrual at 90 days delinquent or when determined uncollectable by management. The following table allocates the nonperforming loans by loan type.

(In Thousands)

Nonaccrual Loans              September 30, 2003           December 31, 2002
------------------------------------------------------------------------------
                                 Amount       %             Amount      %
                              ---------- ------------     --------- ----------
    Real estate mortgage          $ 356      100 %           $ 678     100 %
                              ========== ============     ========= ==========


Accrual Loans - past due
 90 days or more               September 30, 2003           December 31, 2002
------------------------------------------------------------------------------
                                 Amount       %             Amount      %
                              ---------- ------------     --------- ----------
    Real estate mortgage                      --             $  39      65 %
    Installment                               --                21      35 %
    Credit cards                  $   4      100 %              --      --
                              ---------- ------------     --------- ----------
                                  $   4      100 %           $  60     100 %
                              ========== ============     ========= ==========

         For the nine months ended September 30, 2003, $9 thousand in gross interest income would have been recorded if the $360 thousand of nonaccrual loans had been accruing interest throughout this period.

         At September 30, 2003, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubt as to the ability of the borrowers to comply with the present loan repayment terms.

Income Tax
----------

         Indian River's income tax was $2.2 million, or 37.0% of income before taxes, for the first nine months of 2003 and $2.6 million or 37.6% of income before income taxes, for the same period in 2002.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Income
----------

         For the third quarter of 2003, Indian River recorded net income of $1.3 million. This was $145 thousand or 10.4%, less than the $1.4 million in net income recorded for the third quarter of 2002. Basic earnings per share decreased $0.07 during the three months ended September 30, 2003, to $0.58, compared to $0.65 per share during the comparable period of 2002 (as adjusted to reflect the 10% stock dividends in 2003 and 2002). Diluted earnings per share decreased from $0.64 to $0.56 during the third quarter of 2003, compared to the same period in 2002.

         Net interest income declined $663 thousand or 15.5%, in the third quarter of 2003 compared to the same period in 2002. Also impacting results in the three months ended September 30, 2003 compared to the same period in 2002 was an increase in other income of $502 thousand, or 45.6%, a decrease in the provision for loan losses of $90 thousand or 50.0%, an increase in other expenses of $202 thousand, or 6.8%. There was a corresponding decrease in taxes on income of $128 thousand, or 15.3%.

Net Interest Income
-------------------

         Net interest income declined to $3.6 million in the third quarter of 2003 from $4.3 million for the same period in 2002. The $663 thousand or 15.5%, decrease in net interest income was the result of a $777 thousand, or 12.1% decrease in interest income exceeding the $114 thousand or 5.3% reduction in interest expense. Yields on Indian River's interest-earning assets decreased by 189 basis points, and the rates paid on Indian River's interest-bearing liabilities decreased by only 58 basis points. This resulted in a decrease in the interest rate spread to 2.54% for the third quarter of 2003 from 3.85% earned in the third quarter of 2002. Net interest margin also decreased to 2.88% from 4.25%. The ratio of average interest-earning assets to average interest-bearing liabilities in the third quarter of 2003 was 1.21, compared with the 1.18 in the third quarter of 2002.

         Total interest income for the third quarter of 2003 was $5.7 million compared to $6.4 million for the same period in 2002. The main factor in the $777 thousand, or 12.1%, decrease in interest income is due to the 189 basis point decrease in the average yields on interest-earning assets. This decrease more than offset the $98.8 million, or 24.8%, increase in average interest-earning assets. Contributing to the overall decline in average yields was a shift in the composition of earning assets. In the third quarter of 2003, average loans comprised 49.9% of earning assets. During the comparable period in 2002 loans averaged 56.7%.

         Indian River's average loans increased $22.3 million, or 9.9% during the third quarter of 2003 compared to the same period in 2002 and the related yield decreased to 6.40% for the third quarter of 2003 from 7.47% in 2002. During the same period, average investment securities increased $78.4 million, or 46.3%, and the related yield decreased to 2.63% from 5.07%. Yields on investment securities were impacted more dramatically due to the increase in the size of the total portfolio in the three months ended September 30, 2003 compared to the comparable period in 2002. Additionally, the increase in principal payments received during 2003 resulted in the reinvestment of the proceeds in lower yielding securities. Indian River's average federal funds sold decreased by $2.0 million, or 59.1% and the related yield decreased to 0.96% in the third quarter of 2003 from 1.66% in 2002. The decrease in yields on earning assets was partially offset by the 76 basis point decrease in average rates paid on deposits and other borrowings.

         Total interest expense for the three months ended September 30, 2003 was $2.0 million, a decrease of 5.3% from $2.2 million for the same period in 2002. The decrease in total expense can be attributed to the decrease in the related rates on deposits and other borrowings, which offset the $75.9 million, or 22.6%, increase in the average balances outstanding of interest-bearing liabilities in the third quarter of 2003 compared to the same period in 2002. The related rate decreased to 1.97% for the three months ended September 30, 2003 from 2.55% in 2002. The 50 basis point increase in rates on NOW and money market accounts reflect the deposit special offered in connection with the opening of the Sarno Road office. The average rate paid on certificates of deposit decreased to 2.59% in the third quarter of 2003 from 3.29% in the third quarter of 2002. Rates on other short term borrowings decreased from 2.30% in 2002 to 1.60% in 2003. Short term borrowings include federal funds purchased and overnight repurchase agreements. Rates on other long term borrowings decreased from 4.39% to 4.11%. Long term borrowings include Federal Home Loan Bank advances and trust preferred securities.

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


                                                              Three months Ended September 30,
                                                       2003                                       2002
                                      ---------------------------------------------------------------------------------
(Dollars In Thousands)
                                           Average                   Average        Average                   Average
Assets:                                    Balance       Interest     Yield         Balance       Interest     Yield
                                         ------------    ---------- ----------     -----------    ---------- ----------
Investments (1)                         $    248,055    $    1,648      2.63%     $   169,592    $    2,167      5.07%
Federal funds sold                             1,347             3      0.96%           3,297            14      1.66%
Loans (2) less loans in process              248,170         4,006      6.40%         225,867         4,253      7.47%
                                         ------------    ---------- ----------     -----------    ---------- ----------
     Total interest-earning assets           497,572         5,657      4.51%         398,756         6,434      6.40%
                                                         ---------- ----------                    ---------- ----------
Noninterest-earning assets                    15,758                                   21,800
                                         ------------                              -----------
          Total                         $    513,330                              $   420,556
                                         ============                              ===========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities
      NOW & money market accts          $    100,330    $      355      1.40%     $    49,015    $      111      0.90%
      Savings accounts                       118,208           321      1.08%         111,403           574      2.04%
      Certificates of deposit                121,640           793      2.59%         127,076         1,053      3.29%
      Other short term borrowings             26,932           109      1.60%          22,480           130      2.30%
      Other long term borrowings              45,410           470      4.11%          26,624           294      4.39%
                                         ------------    ---------- ----------     -----------    ---------- ----------
        Total interest-bearing
        liabilities                          412,520         2,048      1.97%         336,598         2,162      2.55%
                                                         ---------- ----------                    ---------- ----------
Noninterest-bearing
    Liabilities                               65,047                                   51,436
Stockholders' equity                          35,763                                   32,522
                                         ------------                              -----------
           Total                        $    513,330                              $   420,556
                                         ============                              ===========

Net interest income and net yield
     on interest-earning assets                         $    3,609      2.88%                    $    4,272      4.25%
                                                         ========== ==========                    ========== ==========


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

Other Income
------------

         Other income increased by $502 thousand, or 45.6%, in the three months ended September 30, 2003 compared to the same period of 2002. This increase was the result of a 45.1% ($202 thousand) increase in service charges and fees on deposit accounts in the third quarter of 2003 compared to the same period in 2002 and a $242 thousand (+69.7%) increase in gains on the sale of loans during the same period. These increases were partially offset by a $62 thousand decline in gains on the sale of securities in the same period in 2002.

         As noted in the discussion of results for the nine months ended September 30, 2003, the increase in service charge and fee income was primarily the result of the $76.1 million, or 22.1%, increase in deposits since September 2002. Most of this growth ($75.7 million or 95.5% of total deposit growth) has occurred in transactional related account types (demand deposits, NOW accounts and money market accounts) that generate fee income. Also contributing to this increase is an increase in fees earned on debit card transactions. These fees increased as a result of renegotiating a contract with a third party processor that allowed a greater percentage of network fees to be passed through to Indian River.

         Indian River had a $242 thousand or 69.7%, increase in gain on sale of loans, which is a result of the increase in 1-4 family real estate loans originated and then sold in the secondary market. The gains and fees on mortgage loans held for sale are volatile as this source of income is highly sensitive to fluctuations in interest rates, consumer confidence, economic conditions nationally and in our market, and housing market conditions.

Other Expenses
--------------

         Indian River's other expenses increased by $202 thousand, or 6.8%, in the third quarter of 2003 compared to the same period in 2002. The increase was primarily the result of a $36 thousand, or 2.3%, increase in salaries and benefits.

         There was a $75 thousand, or 18.4%, increase in occupancy and equipment expense, again primarily due to the opening of the new Sarno Road Branch. There was a $105 thousand, or 35.7%, increase in data processing expense for the three months ended September 30, 2003 compared to the same period 2002. The rise in data processing fees can be attributed to the increase in deposit account balances and the cost associated with servicing additional accounts.

Income Tax
----------

         Indian River's income tax was $710 thousand, or 36.2% of income before taxes, in the third quarter of 2003 and $838 thousand or 37.5% of income before taxes, for the same period in 2002.

Liquidity
---------

         Liquidity management enables us to maintain sufficient cash flow to fund operations and to meet financial obligations to depositors and borrowers. Indian River's liquidity is enhanced by its ability to attract and retain deposits and by principal and interest payments on loans and maturing securities in the investment portfolio. Indian River's core deposit base, consisting of demand deposits, money market, and savings accounts supplemented by other deposits of varying maturities and rates, contributes to liquidity. Our liquidity position, those assets invested in federal funds and securities available for sale of $244.5 million at September 30, 2003, reflected an increase of $67.2 million from December 31, 2002, or 37.9%. Funds available through short-term borrowing and asset maturities are considered adequate to meet all current needs. At September 30, 2003, Indian River had available credit of $26.1 million under lines of credit at correspondent banks. Although management believes that the liquidity position is adequate, increased loan demand could have an adverse impact on liquidity. Indian River also has a $57.9 million borrowing line with the Federal Home Loan Bank of Atlanta. The outstanding balance on this line decreased to $38.3 million as of September 30, 2003, from $38.6 at December 31, 2002. This line has been utilized by Indian River as a funding source at a lower cost, by locking in borrowings at lower rates. In addition, the Asset/Liability Management Committee has established minimum standards and key ratios of asset quality and performance. These standards and ratios provide the framework for guidance and measurement. Management evaluates these standards and ratios on an ongoing basis.

Capital Resources
-----------------

         In the first nine months of 2003, total stockholders' equity increased $1.4 million, or 4.2%, as a result of earnings and option exercises which were partially offset by a decrease in accumulated other comprehensive income. Earnings contributed $3.7 million to stockholders' equity for the nine month period. Accumulated other comprehensive losses decreased stockholders' equity by $2.6 million during this nine month period.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board of Governors ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2003, Indian River exceeded all capital requirements, having a total risk-based capital ratio of 14.4%, a Tier 1 risk-based capital ratio of 13.3%, and a leverage ratio of 8.5%. These ratios have increased in part due to the issuance of $7 million aggregate liquidation amount of trust preferred securities, which are included in Tier 1 capital. See Note 8 to the Unaudited Consolidated Financial Statements for additional information. As of September 30, 2003, Indian River Bank also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act, having total and tier 1 risk based capital ratios of 12.0% and 11.0%, and a leverage ratio of 7.0%. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Indian River Bank by Federal bank regulators.

Effects of Inflation
--------------------

         The condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

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

         The following table presents Indian River's exposure over the subsequent twelve month periods to immediate, hypothetical changes in interest rates at the dates indicated:


                               September 30, 2003                              September 30, 2002
                  --------------------------------------------- ---------------------------------------------
                                                  Percentage                                    Percentage
                   Percentage                      Change in      Percentage                     Change in
   Change in        Change in      Percentage    Market Value     Change in      Percentage    Market Value
 Interest Rates   Net Interest     Change in     of Portfolio    Net Interest     Change in    of Portfolio
 (Basis Points)      income        Net Income       Equity          income       Net Income       Equity
----------------- -------------- --------------- -------------- --------------- -------------- --------------
      +200           -4.08%         -8.34%         -50.14%         -4.83%         -10.13%        -18.60%
      +100           -2.03%         -4.15%         -24.86%         -2.42%          -5.06%         -7.68%
       0              0.00%          0.00%           0.00%          0.00%           0.00%          0.00%
      -100            6.89%          3.41%           9.27%          2.42%           5.10%          3.06%
      -200            5.99%          0.89%          10.95%          4.23%           8.86%          5.04%

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

         The table also indicates that the Bank would experience a significant change in the market value of portfolio equity in the event of an immediate dramatic increase in interest rates. The Bank has experienced significant deposit growth (+$45.3 million) in the nine months ended September 30, 2003 while loan growth has been essentially flat (+$1.1 million). This situation combined with considerable cash flows from the investment portfolio ($142.8 million in the nine months ended September 30, 2003) has resulted in sizeable purchase transactions in investment securities to reinvest liquidity. During the nine months ended September 30, 2003, the Bank has made $208.8 million in security purchases which represents 82.2% of the security portfolio. Although these purchases were made at current market rates, a sudden, dramatic increase in market rates would result in a similar decrease in the market value of the investment portfolio and the subsequent impact on the Bank's equity in mark-to-market accounting. The Bank monitors this impact monthly and implements ongoing strategies to decrease portfolio duration which is a measure of the mark-to-market volatility. At September 30, 2003, the duration of the available for sale securities portfolio was 2.98 years. The Bank's goal is maintain portfolio duration at or below 3.00 years. Mark-to-market accounting and related adjustments have no impact upon regulatory capital measurements.

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

         Management uses the model to ascertain general levels of risk and to consider specific strategies to mitigate that risk

Item 4 - Controls and Procedures

         Indian River's management, under the supervision and with the participation of Indian River's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of Indian River's disclosure controls and procedures, as defined in Rule13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Indian River's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         2           Agreement and Plan of Merger (1)
         3(a)        Articles of Incorporation of Indian River, as amended (2)
         3(b)        Bylaws of Indian River (2)
         4(a)        Indenture, dated as of September 30, 2002 between Indian
                     River Banking Company and Wells Fargo Bank,
                     National Association, as trustee (3)
         4(b)        Amended and Restated Declaration of Trust, dated as
                     of September 30, 2002 among Indian River Banking
                     Company, Wells Fargo Bank, National Association as
                     Property Trustee, and Paul A. Beindorf, Diana L. Walker
                     and Phillip L. Tasker as Administrative Trustees (3)
         4(c)        Guarantee Agreement dated as of September 30, 2002, between
                     Indian River Banking Company and Wells Fargo
                     Bank, National Association, as trustee (3)
         10(a)       Indian River 1999 Stock Option Plan (4)
         10(b)       Employment Agreement between Indian River National Bank and
                     Paul A. Beindorf (5)
         10(c)       Employment Agreement between Indian River National Bank and
                     Jeffrey R. Morton (5)
         10(d)       Change in Control Agreement between Indian River Banking
                     Company, Indian River
                     National Bank and Diana L. Walker (5)
         11          Statement of Computation of Per Share Earnings
                         Please refer to Note 5 to the Condensed Consolidated
                     Financial Statements
         21          Subsidiaries of the Registrant
         31(a)       Certification of Paul A. Beindorf
         31(b)       Certification of Phillip L. Tasker
         32(a)       Certification of Paul A. Beindorf
         32(b)       Certification of Phillip L. Tasker

--------------------------
(1) Incorporated by reference to Exhibit 2.1 to Indian River's Current Report n Form 8-K filed on October 23, 2003.
(2) Incorporated by reference to exhibit of same number to Indian River's registration statement on Form SB-2 (No. 333-36688)
(3) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. Indian River agrees to provide a copy of these documents to the Commission upon request.

(4) Incorporated by reference to exhibit 10(d) to Indian River's registration statement on Form SB-2 (No. 333-36688)
(5) Incorporated by reference to exhibit of same number to Indian River's Annual Report on Form 10-K for the year ended December 31, 2002.

     (b)  Reports on Form 8-K

          On July 17, 2003, Indian River filed a report on Form 8-K, under Item 5, 9 and 12 thereof, reporting earnings for the quarter ended June 30, 2003

         On October 15, 2003, Indian River filed a report on Form 8-K, under
Item 5and 9 thereof, reporting earnings for the quarter ended September 30, 2003.

         On October 16, 2003, Indian River filed a report on Form 8-K, under
Item 9 thereof, reporting declaration of a cash dividend.

         On October 23, 2003, Indian River filed a report on Form 8-K, under
Item 5 and 9 thereof, reporting the execution of a definitive merger agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INDIAN RIVER BANKING COMPANY
                                        (Registrant)

November 6, 2003               By:  /s/ Paul A. Beindorf
                                   ----------------------------------------
                                        Paul A. Beindorf, President and
                                        Chief Executive
Officer

November 6, 2003               By:  /s/ Phillip Tasker
                                   ----------------------------------------
                                        Phillip Tasker, Chief Financial Officer